Form 10-K
period 1993-12-31
RED LION INNS LIMITED PARTNERSHIP
filed 1994-03-31
CIK 810724

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K

                                    (Mark One)
                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1993
                                              -----------------
                                        OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from --------- to ---------
                          Commission File Number 1-94443
                                                 -------
                          RED LION INNS LIMITED PARTNERSHIP
                         -----------------------------------
              (Exact name of registrant as specified in its charter)

          Delaware                                  94-3029959
          --------                                  ----------

(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

4001 Main Street, Vancouver, Washington                  98663
- ---------------------------------------                  -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (206) 696-0001
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                 Name of each exchange on
                                                which registered
Units representing limited partnership
interests                                   American Stock Exchange
- --------------------------------------      -----------------------
            Securities registered pursuant to Section 12(g) of the Act
                                   None
                                   ----
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                          ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of units of non-voting limited partnership interests held by non-affiliates was $111,972,000 at February 15, 1994, and is based on a closing price of $27.125 and 4,128,000 units outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Unitholders for the year ended December 31, 1993, are incorporated in Parts I, II, III and IV hereof


           Exhibits as noted in Exhibit Index in Item 14 of this report

                     Exhibit Index located on pages 25 and 26

                                      PART I
Item 1        Business
- ----------------------

GENERAL DEVELOPMENT OF BUSINESS:
Red Lion Inns Limited Partnership and its subsidiary limited partnership, Red Lion Inns Operating L.P. (the "Partnership" and the "Operating Partnership", respectively; collectively, the "Partnership"), were formed on January 16, 1987 under the Delaware Revised Uniform Limited Partnership Act for the purpose of owning, through the Operating Partnership, ten Red Lion hotels (the "Hotels"). The Hotels had been previously owned by Red Lion, a California Limited Partnership ("Red Lion"), since April 10, 1985. Red Lion Properties, Inc. (the "General Partner"), a wholly-owned subsidiary of Red Lion, is the general partner for both the Partnership and the Operating Partnership.

On April 14, 1987, the Partnership completed an initial public offering of units representing limited partnership interests ("Units") totaling $98.8 million. These proceeds, accompanied by a $105.9 million mortgage loan, were used to acquire the Hotels, through the Operating Partnership, from Red Lion for a net $195 million. Since the completion of this acquisition, the Partnership's limited partners have had an effective 98.01 percent ownership interest in the Hotels, with the General Partner retaining the remaining 1.99 percent ownership interest.

Since April 14, 1987, the day-to-day management of the Hotels has been conducted pursuant to a management agreement (the "Management Agreement") which was entered into between the Operating Partnership and Red Lion. Red Lion provides the same management services to the Hotels that it renders to the other Red Lion lodging facilities, including a toll-free reservation system, centralized purchasing and training, marketing, sales, advertising, administration, maintenance, accounting and planning programs.

DESCRIPTION OF BUSINESS:
Red Lion manages the Hotels as part of a full service hotel chain which operates in the western half of the United States. The Red Lion hotel system, established in 1959, currently includes 53 lodging facilities with a total of approximately 14,000 rooms. The lodging facilities are designed to provide guests with a full range of high-quality hotel accommodations in convenient locations at competitive prices.

The Partnership's Hotels are located in western and mid-western states and compete primarily in the mid-priced sector of the hospitality market although, in certain metropolitan areas, several of the Hotels compete directly with higher-priced hotels. Red Lion has had particular success in establishing its presence in the medium-sized city segment of the hospitality market. The Hotels are typically located near airports or major traffic arteries and are convenient to commercial centers or tourist destinations. The Hotels vary in size, ranging from 209 rooms to 476 rooms.

Red Lion's marketing strategy is to target business travelers, including those traveling for meetings and conventions, and frequent individual business travelers. In addition, Red Lion seeks to attract local food and beverage guests and leisure travelers. The hospitality industry is highly competitive. Red Lion distinguishes itself from competing hotel chains by providing high-quality facilities, food and beverage services which attract local clientele as well as hotel guests, extensive meeting and convention facilities, and oversized guest rooms.

The Hotels offer a variety of meeting and convention facilities which attract not only business conventions and conferences, but also local functions such as banquets and receptions. A network of over 140 on-site sales representatives along with national sales support from offices in Seattle, Portland, San Francisco, Sacramento, Los Angeles, Washington DC, Chicago, and Red Lion's Vancouver, Washington executive office, work to expand Red Lion's share of convention market business.

All of the Hotels offer full-service accommodations. In addition to restaurants, lounges, banquet and meeting space, most of the Hotels offer oversized rooms with oversized beds, premium television channel availability, complimentary airport shuttle service, free parking, swimming pools, room service and valet services. Red Lion develops and implements advertising, public relations, market research and training programs on behalf of the Hotels. Technical training and assistance is provided to each Hotel for other areas such as front office operations, reservations, housekeeping, property maintenance, energy management, laundry, valet services, telephone systems and guest services. Other services provided by Red Lion include accounting and cash management, risk management, credit and collection, tax compliance, legal, computer and point of sale systems support and internal audit. Red Lion's food and beverage division establishes quality levels and monitors performance, provides culinary training, and assists in menu design, pricing, accounting and cost controls.

Red Lion supplies the Hotels with certain operating supplies, furnishings and equipment allowing Red Lion to ensure consistently high quality and to control costs.

A toll-free reservation system is available to customers throughout the United States and Canada. Red Lion is in the process of upgrading and improving its central reservation system based in Vancouver, Washington, a project expected to be implemented in 1995. The improved system will provide, among other features, a real time inventory of all Red Lion's rooms, which will enhance the company's ability to manage occupancy yields and room rates. Red Lion also participates in major national and international airline reservation systems which allow travel agents to book Red Lion hotel reservations.

The Partnerships have no employees. Hotel and administrative personnel are employed by Red Lion. Neither of the Partnerships is responsible for the payment of executive compensation to the officers of the General Partner. The Partnership reimburses Red Lion for the cost of providing such services at the hotel level and reimburses the General Partner for Partnership administrative costs. For further discussion of reimbursements to the General Partner and executive compensation, see Items 11 and 13 of this report.

The table below presents comparative information on certain characteristics of the Hotels:

Average Number of Rooms Per Hotel(1) - 307

                                        Year Ended December 31,
                                        -----------------------
                                      1993        1992        1991
                                      ----        ----        ----

Occupancy Percentage(2)               73.3%       72.7%       73.0%

Average Room Rate(3)                  $66.67      $64.56      $63.58

Average Gross Revenue per room
  per year(2)                         $31,358     $31,177     $31,531

Average Gross Operating Profit
  per room per year(2)                $10,427     $10,148     $ 9,855

Average Food and Beverage
  Revenues per room per year(2)       $10,788     $11,254     $12,066


(1)     As of December 31, 1993.
(2)     Calculated on a per available room per year basis.
(3)     Based on rooms occupied.


Item 2        Properties
- ------------------------
The Hotels were selected by the General Partner so as to be representative of the Red Lion portfolio taking into account the age, guest capacity, occupancy levels, average daily room rates, profitability and the geographical diversity of the Hotels. The Hotels have an average of 307 rooms per Hotel and have at least two food outlets per Hotel.

The following table presents certain information concerning the
Hotels:

                                                           Number of
     Name                    Location                     Guest Rooms
- ---------------              --------                    -------------
Red Lion Hotel/      Sacramento, California                   448
Sacramento

Red Lion Hotel/      Colorado Springs, Colorado               299
Colorado Springs

Red Lion Hotel/      Boise, Idaho                             308
Riverside

Red Lion Hotel/      Omaha, Nebraska                          414
Omaha  (1)

Red Lion Inn/        Springfield, Oregon                      234
Springfield  (1)

Red Lion Hotel/      Portland, Oregon                         476
Lloyd Center

Red Lion Hotel/      Portland, Oregon                         235
Downtown

Red Lion Inn/        Bellevue, Washington                     209
Bellevue Center

Red Lion Inn/        Spokane, Washington                      237
Spokane

Red Lion Inn/        Yakima, Washington                       209
Yakima Valley                                               -----

                     Total Rooms                            3,069
                                                            =====
(1)Property subject to full or partial ground lease.

During 1993, the Partnership carried out improvements at the Hotels amounting to $6.4 million, which included $2.3 million for public area refurbishments, of which $1.8 million was used for a major public area refurbishment at the Partnership's Sacramento property. Other improvements included $1.3 million used for guest room renovations, telecommunication and other computer systems.

Item 3     Legal Proceedings
- ----------------------------
Information required for this Item is reported in the Partnership's 1993 Annual Report to Unitholders at Note 10 to the consolidated financial statements and is incorporated herein by this reference.

Item 4     Submission of Matters to a Vote of Security Holders
- --------------------------------------------------------------
There were no matters submitted to a vote of Unitholders during the year ended December 31, 1993.


                                      PART II

Item 5     Market for Registrant's Common Equity and Related
- ------------------------------------------------------------
           Stockholder Matters
           -------------------
Information concerning the market for the Partnership's Units including high and low market prices, quarterly distributions and the number of unitholders is reported on the inside cover of the Partnership's 1993 Annual Report to Unitholders and is incorporated herein by this reference.

Item 6     Selected Financial Data
- ----------------------------------
Selected financial data of the Partnership for each of its last five fiscal years are reported under "Selected Financial Data" at page 12 of the Partnership's 1993 Annual Report to Unitholders and are incorporated herein by this reference.

Item 7     Management's Discussion and Analysis of Financial
- ------------------------------------------------------------
           Condition and Results of Operations
           -----------------------------------
NOTE: The Partnership's consolidated financial statements, which are contained in the 1993 Annual Report to Unitholders at pages 2 through 10, are incorporated into the following analysis and discussion by this reference.

FISCAL 1993 COMPARED TO FISCAL 1992
- -----------------------------------
REVENUES: Room revenues increased $2.1 million, or 4%, in 1993 while total revenues increased by a smaller increment of $.5 million to $96.2 million from the prior year's $95.7 million. The dampening effect on revenues was primarily due to a $1.4 million decline in the Partnership's food and beverage revenues caused by lower demand in the food and beverage outlets, and the temporary closing of some outlets for renovations.

Of the $2.1 million (4%) increase in room revenues, the majority, $1.7 million (3%), was due to higher room rates related to improvements in the market segment mix. The average daily rate increased 3% to $66.67 from $64.56 in the prior year. Average occupancy increased .6 percentage points to 73.3% from 72.7% in the prior year.

OPERATING INCOME: Operating income before depreciation, amortization and incentive management fees increased $.6 million, or 3%, in 1993 compared to the prior year. Contributing to the increase was a $1 million decline in workers' compensation costs in 1993. Offsetting this were higher liability insurance reserves ($.4 million) and lower food and beverage profits which were caused by the soft demand discussed above. After depreciation, amortization and the incentive management fee, operating income of $13.4 million was essentially unchanged from the prior year.

NET INCOME: Before the cumulative effect of a change in accounting for income taxes, net income increased $.2 million primarily because interest expense was lower in 1993. The $1.3 million cumulative effect of the change in accounting for income taxes is a non-cash charge to income resulting from the adoption, in January 1993, of Statement of Financial Accounting Standards No. 109. This new rule requires the Partnership to record income tax liabilities, arising principally from current differences between book and tax depreciation which will be in existence when the Partnership becomes a taxable entity in 1998. For more information on this item, see
Note 3 to the Partnership's 1993 consolidated financial statements.

CASH FLOW AVAILABLE FOR DISTRIBUTIONS AND INCENTIVE MANAGEMENT FEE:
As defined in the Management Agreement, cash flow available for distributions and incentive management fee ("Cash Flow") is net income (or loss) before non-cash charges (principally depreciation and amortization) and incentive management fee but after the reserve for capital improvements and principal payments on mortgage debt. Cash Flow increased in 1993 by $.3 million, or 3%, to $10.5 million from the prior year's $10.2 million. Cash Flow reflects loan principal payments which were $.5 million higher in 1993 than in 1992. After payment of $9.3 million of cash distributions in 1993 (unchanged from 1992), the Partnership had sufficient Cash Flow to pay a current incentive management fee of $1.1 million in 1993 compared to $.9 million in 1992. For further discussion of Cash Flow, see Note 6 to the Partnership's 1993 consolidated financial statements.

The Partnership holds in its treasury 806,500 Units which it repurchased, during the years 1987 through 1990, at an average cost of $13.83 per Unit. The total cost of $11.2 million was funded from a combination of operating cash and the Partnership's $14.1 million revolving line of credit.

FISCAL 1992 COMPARED TO FISCAL 1991
- -----------------------------------
REVENUES: Total revenues decreased $1.3 million (1.3%) in 1992 from $97 million to $95.7 million. Room revenues increased $.7 million (1.3%) while food and beverage revenues declined $2.4 million
(6.4%).  Minor Operations revenues increased $.5 million (6.1%).

The room revenue increase reflected a higher average room rate, up two percent from $63.58 in 1991 to $64.56 in 1992. The average occupancy percentage remained essentially flat at 72.7 percent compared to the prior year's 73.0 percent due to weaker corporate demand which was attributed to the recession. The decline in food and beverage revenues is attributed to weaker demand in banquet and fine dining business principally due to the economic recession.

OPERATING INCOME: In spite of the overall revenue decline in 1992, operating income before depreciation, amortization and incentive management fees increased $.9 million (3.9%) to $24.2 million from $23.3 million. This increase reflected Red Lion's effective cost controls and improved labor productivity in spite of higher worker's compensation reserves ($.5 million) in 1992 over the prior year. After depreciation, amortization and incentive management fee, operating income was essentially unchanged at $13.4 million.

NET INCOME: Net income of $3 million was also essentially unchanged in 1992. Interest expense was $.1 million lower than the prior year and reflected lower interest rates in 1992.

CASH FLOW AVAILABLE FOR DISTRIBUTIONS AND INCENTIVE MANAGEMENT FEE:
As defined in the management agreement, cash flow available for distributions and incentive management fee is net income (or loss) before non-cash charges (principally depreciation and amortization) and incentive management fee but after the reserve for capital improvements. This item, which was reduced by contractual principal payments of $.8 million in 1992, increased $.2 million to $10.2 million from $10 million in 1991. Excluding the effect of those principal payments, cash flow available for distributions and incentive management fee increased $1 million. After payment of $9.3 million of cash distributions in 1992 (unchanged from 1991), the Partnership had sufficient cash flow to pay current incentive management fee of $.9 million, in 1992, compared to $.7 million in 1991.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The Partnership's principal source of cash is Hotel operations. During the three years ended December 31, 1993, the Hotels have generated sufficient cash from operations to cover operating needs. It is expected that, for 1994, cash provided by both operations and the lending facility discussed below, or other sources, will be sufficient to meet anticipated cash requirements.

The Partnership has in place a $14.1 million line of credit. Borrowings under the line averaged $11,784,000, $11,791,000, and $11,237,000 during 1993, 1992 and 1991, respectively, and equaled $11,827,000 at December 31, 1993. The average interest cost for borrowings under the line in 1993, 1992 and 1991 was 4.6 percent,
5.2 percent, and 7.5 percent for those years, respectively. For further discussion of the Partnership's credit facilities, see Note 5 to the Partnership's consolidated financial statements.

During 1993, 1992 and 1991, the Partnership made total capital investments amounting to $6,389,000, $6,251,000, and $4,926,000, respectively. Major improvements included guest room renovations, common area refurbishments and replacement of telephone and computer systems.

Funding of the capital improvements reserve, which was established in May 1987, amounted to $2,887,000, $2,872,000, and $2,909,000 in
1993, 1992 and 1991, respectively. Cash invested above the reserved amounts has been funded predominately from the line of credit described above. At December 31, 1993, the Partnership had commitments, related to capital improvement projects, of $547,000.

During 1993, 1992 and 1991, the Partnership's cash flow available for distribution covered 100 percent of the priority cash distributions and also allowed for payment of a current incentive management fee to Red Lion of $1,142,000, $897,000, and $700,000,
respectively.

The Partnership holds in its treasury 806,500 Units which it repurchased during the years 1987 through 1990, at an average cost of $13.83 per Unit. The total cost of $11.2 million was funded from a combination of operating cash and the Partnership's $14.1 million revolving line of credit.

INCOME TAXES: As discussed in Note 3 to the consolidated financial statements, Congress passed, in 1987, the Omnibus Budget Reconciliation Act which, among other things, treats certain publicly traded partnerships as corporations for tax purposes for the years beginning after December 31, 1987. Publicly traded partnerships in existence prior to December 18, 1987, will not be treated as corporations, for tax purposes, for ten years from the effective date of the 1987 law or until taxable years beginning after December 31, 1997. The effect of treating publicly traded partnerships as corporations will be to tax the income of the Partnership at the entity level and reflect distributions to partners as dividends.

During the first quarter of 1993, the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This statement requires, among other things, the recording of deferred income taxes based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate. The cumulative effect of this accounting change resulted in a first quarter non-cash charge to income of $1,351,000, or $.32 per unit. This charge reflects the tax effect, as of January 1, 1993, of cumulative differences between the book and tax bases of the Partnership's assets from depreciation differences that are estimated to exist after the Partnership becomes a taxable entity.

SEASONALITY: Operations of the Hotels are affected by seasonality. Revenues are typically lower in winter periods than in summer periods.

INFLATION: The effects of inflation, as measured by fluctuations in the Consumer Price Index, have not had a material impact on the Partnership's revenues or net income during the three years covered by this report.

Item 8     Financial Statements and Supplementary Data
- ------------------------------------------------------
The consolidated financial statements and supplemental information required by this Item which are listed below are contained in the Partnership's 1993 Annual Report to Unitholders on the pages indicated and are incorporated herein by this reference.
                                                                Page
                                                                ----
Consolidated Statements of Income for the years
        ended December 31, 1993, 1992 and 1991                    2
Consolidated Balance Sheets as of December 31,
        1993 and 1992                                             3
Consolidated Statements of Cash Flows for the
        years ended December 31, 1993, 1992 and 1991              4
Consolidated Statements of Partners' Capital for
        the years ended December 31, 1993, 1992 and 1991          5
Notes to Consolidated Financial Statements                      6-10
Report of Independent Public Accountants                         11


Item 9     Changes in and Disagreements with Accountants
- --------------------------------------------------------
           Accounting and Financial Disclosure
           -----------------------------------
None.

                           PART III

Item 10    Directors and Executive Officers of the Registrant
- -------------------------------------------------------------
The Partnerships have no directors or officers. Management functions of the Partnerships are performed by the General Partner. The following information is provided regarding the officers and directors of the General Partner:



      Name                    Age      Present Position with the General Partner
- --------------                ---      -----------------------------------------
David J. Johnson               47      President and Chief Executive Officer
                                       Director
Beth A. Ugoretz                38      Senior Vice President
                                       Secretary and General Counsel
Michael J. Crowley             39      Regional Vice President
Anupam Narayan                 40      Vice President
                                       Treasurer
Jack G. Reiss                  43      Regional Vice President
George G. Schweitzer           38      Regional Vice President
Edward A. Gilhuly              34      Director
Roger S. Meier                 68      Director
Michael W. Michelson           42      Director
George R. Roberts              50      Director


Mr. Johnson has been a Director of the General Partner since October 1991 and has held his present position with Red Lion since September 1991. Prior to joining Red Lion, Mr. Johnson was General Partner of Hellman and Friedman, a privately held investment firm, from January 1990. Mr. Johnson was a management consultant from 1988 to January 1990 and served as President and Chief Operating Officer of Dillingham Holdings for the two years prior to 1988.

Ms. Ugoretz was appointed to her present position with the General Partner in June 1993. For more than the five consecutive years prior to joining Red Lion in 1993, Ms. Ugoretz was associated with the law firm of Stoel Rives Boley Jones & Grey, with whom she served as partner from 1990.

Mr. Crowley was appointed to his current position with the General Partner in March 1993. He has served in the same capacity with Red Lion for more than the last five years.

Mr. Narayan was appointed to his present position with the General Partner in June 1993. He has held the same position with Red Lion since May 1992. Prior to 1992, Mr. Narayan held the position of Assistant Treasurer from 1985 and was promoted to Vice President in 1990.

Mr. Reiss has held his present position with Red Lion for more than the last five years.

Mr. Schweitzer has held his present position with Red Lion for more than the last five years.

Mr. Gilhuly has been associated with Kohlberg Kravis Roberts & Co. (KKR), a private investment firm, since September 1986. Mr. Gilhuly is also a director of Layne, Inc., Owens-Illinois, Inc., Owens-Illinois Group, Inc., and Union Texas Petroleum Holdings, Inc.

Mr. Meier has been President and Chief Executive Officer of AMCO, Inc., a privately-owned investment enterprise, for more than the last five years. Mr. Meier is a director of Fred Meyer, Inc., Key Bank of Oregon, a wholly owned subsidiary of Keycorp, and trustee of Acorn Fund and Acorn International.

Messrs. Roberts and Michelson are general partners in KKR and each has been associated with KKR for more than five years.
Mr. Roberts is a director of American Re Corporation, AutoZone, Inc., Duracell International Inc., IDEX Corporation, K-III Communications Corp., Owens-Illinois, Inc., Owens-Illinois Group, Inc., RJR Nabisco Holdings Corporation, RJR Nabisco Holdings Corp., RJR Nabisco, Inc., Safeway, Inc., The Stop and Shop Companies, Inc., Flagstar Companies, Inc., Flagstar Corporation, Union Texas Petroleum Holdings, Inc., and World Color Press, Inc. Mr. Michelson is a director of AutoZone, Inc., Fred Meyer, Inc., Owens-Illinois, Inc., Owens-Illinois Group, Inc., and Union Texas Petroleum Holdings, Inc.

Messrs. Gilhuly, Meier, Roberts and Michelson have all held their directorships with the General Partner since its formation in December 1986.

Unless otherwise noted above, the directors and executive officers listed above have held their present positions with the General Partner since December 1986.

Item 11    Executive Compensation
- ---------------------------------
The Partnerships have no directors, officers or employees. Under the respective agreements of the limited partnership, the General Partner is responsible for the management and administration of the Partnership. As discussed in Item 13 below, the General Partner is reimbursed for certain management and administrative costs but receives no fees for providing these services to the Partnership and the Partnership is not responsible for the payment of compensation to the officers of the General Partner. The Hotels are operated by Red Lion in accordance with the Management Agreement (see Item 13).

Item 12    Security Ownership of Certain Beneficial Owners
- ----------------------------------------------------------
           and Management
           --------------
As of December 31, 1993, the following owner beneficially owned more than five percent of the total number of outstanding Units.

                         Name and Address     Amount and Nature   Percent
                               of                   of               of
  Title of Class         Beneficial Owner   Beneficial Ownership   Class
- ------------------       ----------------   --------------------  -------
Units representing       FMR Corporation(1)       537,200          13.0%
limited partnership      82 Devonshire St.
interests                Boston, MA 02109

(1) This information relating to FMR Corporation was obtained from FMR Corporation's Schedule 13G filed with the Securities and Exchange Commission on February 11, 1994.

As of February 15, 1994, the officers and directors of the General Partner, as a group, beneficially owned 5,500 Units which represent less than one percent of the total outstanding Units.

Certain directors of the General Partner have indirect ownership in the Partnership through their ownership interest in the general partner of Red Lion, which owns the General Partner, an effective 1.99% owner of the Partnership. Such ownership, together with the ownership of units by directors and officers of the General Partner noted above, constitutes less than 1% of the ownership of the Partnership.

Item 13    Certain Relationships and Related Transactions
- ---------------------------------------------------------
Substantially all of the directors and principal officers of the General Partner are directors and/or principal officers of Red Lion. The General Partner is responsible for the management and administration of the Partnership. In accordance with the partnership agreement, the Partnership has reimbursed the General Partner the administrative expenses. Reimbursements to the General Partner for the years 1993, 1992 and 1991 were $457,000, $458,000, and $486,000, respectively.

Pursuant to the Management Agreement, Red Lion receives a base management fee equal to three percent of annual gross revenues of the Hotels plus an incentive management fee based on adjusted gross operating profit, as defined in the Management Agreement.

In order to facilitate the Partnership's ability to make minimum annual distributions of cash flow from operations, Red Lion has agreed to subordinate payment of its incentive management fee to an amount sufficient to make the priority distributions. In addition, incentive management fees earned but not paid have been deferred without interest up to a maximum amount of $6 million and will be repaid out of either (i) 25% of cash flow from operations in any given year in excess of amounts sufficient to pay debt service on the original mortgage loan, the $14.1 million revolving credit line, the priority distribution and the current incentive management fee, or (ii) sale or refinancing proceeds prior to any distribution to limited partners. The $6 million maximum deferred incentive management fee amount was reached in November 1988 and the resulting accrual is included in Long-Term Debt on the Partnership's consolidated balance sheets. As noted in Item 7 to this report, the Partnership has generated sufficient cash from operations to cover 100 percent of its priority distributions to partners and to pay Red Lion a current incentive management fee of $1,142,000, $897,000 and $700,000 for 1993, 1992 and 1991, respectively.

The Partnership, in accordance with the Management Agreement, is also charged by Red Lion for its pro rata share of support services such as computer, advertising, public relations, promotional and sales and central reservation services.

All Partnership personnel are employees of Red Lion and its affiliates. All costs of services of such employees are reimbursed to Red Lion by the Operating Partnership. These costs include salaries, wages, payroll taxes and other employee benefits. Additionally, auxiliary enterprises owned by Red Lion sell operating supplies and furnishings and equipment to the Partnership. In the opinion of Red Lion management, sales to the Partnership by the auxiliary enterprises were made at prices and terms which approximated arms-length transactions.

For the first 36 full months of operations which ended April 30, 1990, the General Partner agreed to make available to the Partnership a $4 million noninterest bearing revolving credit facility which was to be used in the event that cash flow available for distribution was insufficient to make priority distributions. During the 36-month period, the General Partner was required to fund $3,726,000 from the facility. Amounts due under this facility are included in Long-Term Debt on the Partnership's consolidated balance sheets.

For further discussion of related party transactions, see Notes 6 and 8 to the Partnership's consolidated financial statements included in the 1993 Annual Report to Unitholders incorporated herein by this reference.

                                    PART IV

Item 14      Exhibits, Financial Statement Schedules, and Reports
- -----------------------------------------------------------------
             on Form 8K
             ----------

a. The following documents are filed herewith and made a part of this report:

      1. The consolidated financial statements and supplementary information set forth in Item 8 of Part II on page 11 of this report.

      2. Financial Statement Schedules:

         Red Lion Inns Limited Partnership and Subsidiary Limited
         Partnership:
                                                                Page
                                                             Reference
                                                             ---------
         Report of Independent Public Accountants on
         Financial Statement Schedules                          20

         Schedule IV - Indebtedness to Related Parties -
         Not Current for the years ended December 31, 1993,
         1992 and 1991                                          21

         Schedule V - Property, Plant, and Equipment for
         the years ended December 31, 1993, 1992 and 1991       22

         Schedule VI - Accumulated Depreciation of
         Property, Plant, and Equipment for the years
         ended December 31, 1993, 1992 and 1991                 23

         Schedule X - Supplementary Income Statement
         Information for the years ended December 31,
         1993, 1992 and 1991                                    24

All other schedules are omitted because they are not required or because the information is presented in the financial statements or related notes.

3.    Exhibits:

      2.1 Amended and Restated Agreement of Limited Partnership of Red Lion Inns Limited Partnership. Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

      2.2 Amended and Restated Agreement of Limited Partnership of Red Lion Inns Operating L.P. Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

      3.1    Amended and Restated Certificate of Limited
             Partnership. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1,
             Registration No. 33-11954.

      3.2    Certificate of Limited Partnership of Red Lion Inns
             Operating L.P.  Incorporated by reference to Exhibit
             3.2 to the Company's Registration Statement on Form
             S-1, Registration No. 33-11954.

      4 Form of Unit Certificate. Incorporated by reference to Exhibit 5 to the Company's Registration Statement on Form 10.

      10.1   Management Agreement between Red Lion Inns Operating
             L.P. and RL Acquisition Company. Incorporated by reference to Exhibit 10.1 to the Company's
             Registration Statement on Form S-1, Registration No.
             33-11954.

      10.2   Purchase and Sale Agreement between RL Acquisition
       (a) Company and Red Lion Inns Operating L.P. Incorporated by reference to Exhibit 10.2(a) to the Company's Registration Statement on Form S-1, Registration
             No. 33-11954.

      10.2   Supplemental Purchase and Sale Agreement between RL
       (b)   Acquisition Company and Red Lion Inns Operating L.P.
             Incorporated by reference to Exhibit 10.2(b) to the Company's Registration Statement on Form S-1,
             Registration No. 33-11954.

      10.3   Lease dated as of June 23, 1980, between Lloyd
             Corporation Ltd., as Lessor, and Red Lion Inn/Lloyd
             Center, Inc., as Lessee.  Incorporated by reference to
             Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

      10.4 Lease dated as of October 23, 1968, by and between First National Bank of Omaha, as Lessor, and Downtown Development Co., Ltd., as Lessee. Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

      10.5   Assignment of Lease dated April 8, 1985, from Omaha
             Red Lion, Inc. to RL Acquisition Company.
             Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1,
             Registration No. 33-11954.

      10.6 Lease dated June 1, 1973 between Charles F. Larson, as Lessor, and James A. McClory, as Lessee. Incorporated by reference to Exhibit 10.6 to the Company's
             Registration Statement on Form S-1, Registration No.
             33-11594.

      10.7 Purchase and Sale Agreement and Escrow Instructions dated as of April 3, 1987, by and between Lloyd Properties and Red Lion Inn/Lloyd Center, Inc. Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

      10.8 Credit Agreement, dated as of April 14, 1987, between United States National Bank of Oregon, the Canadian Imperial Bank of Commerce and Red Lion Inns Operating L.P. Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

      10.9 First Amendment to Credit Agreement, dated January 1, 1990. Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the years ended
             December 31, 1992.

      13     Annual Report to Unitholders for the year ended
             December 31, 1993. Only deemed filed as part of this Report on Form 10-K to the extent specifically incorporated by reference herein.

b.     Reports on Form 8-K:

       No reports on Form 8-K have been filed for the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1994.

RED LION INNS LIMITED
PARTNERSHIP

By:   RED LION PROPERTIES, INC.
      Its sole General Partner


By:   /s/DAVID J. JOHNSON
      -------------------
      David J. Johnson
      President and
      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on the 30th day of March 1994.

     Signatures                   Title
- --------------------       -------------------

/s/DAVID J. JOHNSON
- ---------------------      President and
David J. Johnson           Chief Executive Officer
                           Director
                           (Principal Financial Officer
                           and Principal Accounting Officer)

/s/GEORGE R. ROBERTS
- ---------------------      Director
George R. Roberts


/s/MICHAEL W. MICHELSON    Director
- -----------------------
Michael W. Michelson


/s/EDWARD A. GILHULY
- --------------------
Edward A. Gilhuly          Director

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES


To the Partners of
Red Lion Inns Limited Partnership and
its Subsidiary Limited Partnership:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Red Lion Inns Limited Partnership's annual report to unitholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index of financial statement schedules listed in Part IV, Item 14, are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





/s/ARTHUR ANDERSEN & CO.

Portland, Oregon
February 11, 1994

                                                            SCHEDULE IV

                            RED LION INNS LIMITED PARTNERSHIP
                           AND SUBSIDIARY LIMITED PARTNERSHIP

                      INDEBTEDNESS TO RELATED PARTIES - NOT CURRENT
                                     (in thousands)



                                   Balance at                           Balance at
                                   Beginning                               End
                                   of Period   Additions   Deductions   of Period
                                   ---------   ---------   ----------   ---------
Year ended December 31, 1993:
  Red Lion, a California
  Limited Partnership              $ 9,726     $    --     $    --     $ 9,726
                                   =======     =======     =======     =======

Year ended December 31, 1992:
  Red Lion, a California
  Limited Partnership              $ 9,726     $    --     $    --     $ 9,726
                                   =======     =======     =======     =======

Year ended December 31, 1991:
  Red Lion, a California
  Limited Partnership              $ 9,726     $    --     $    --     $ 9,726
                                   =======     =======     =======     =======


/TABLE

                                                                   SCHEDULE V

                                RED LION INNS LIMITED PARTNERSHIP
                               AND SUBSIDIARY LIMITED PARTNERSHIP
                                  Property, Plant and Equipment
                                         (in thousands)

                                    Balance                               Other(1)  Balance
                                       at                                 Changes      at
                                    Beginning       Addi-     Retire-       Add     End of
      Classification                of Period       tions     ments       (Deduct)  Period
- -----------------------------       ---------       -------   -------     -------   ------
Year Ended December 31, 1993:
 Land                                $ 17,713       $    -    $     -     $     -  $ 17,713
 Buildings and improvements           155,622            -          -         951   156,573
 Furnishings and equipment             42,656            -     (1,174)      4,282    45,764
 Construction in progress               1,732        6,389          -      (5,233)    2,888
                                     --------       ------    -------     -------  --------
                                     $217,723       $6,389    $(1,174)    $     -  $222,938
                                     ========       ======    =======     =======  ========


Year Ended December 31, 1992:
 Land                                $ 17,713       $    -    $     -     $     -  $ 17,713
 Buildings and improvements           155,278            -          -         344   155,622
 Furnishings and equipment             36,831           43       (577)      6,359    42,656
 Construction in progress               2,227        6,208          -      (6,703)    1,732
                                     --------       ------    -------     -------  --------
                                     $212,049       $6,251    $  (577)    $     -  $217,723
                                     ========       ======    =======     =======  ========


Year Ended December 31, 1991:
 Land                                $ 17,713       $    -    $     -     $     -  $ 17,713
 Buildings and improvements           155,077            -          -         201   155,278
 Furnishings and equipment             34,323           35       (328)      2,801    36,831
 Construction in progress                 338        4,891          -      (3,002)    2,227
                                     --------       ------    -------     -------  --------
                                     $207,451       $4,926    $  (328)    $     -  $212,049
                                     ========       ======    =======     =======  ========

(1) Other changes consist of transfers of construction in progress to in-service classifications

                                                               SCHEDULE VI

                                RED LION INNS LIMITED PARTNERSHIP
                               AND SUBSIDIARY LIMITED PARTNERSHIP

                                   Accumulated Depreciation of
                                  Property, Plant and Equipment
                                         (in thousands)

                                         Addi-
                             Balance     tions               Other
                                at       to Cost             Changes   Balance
                             Beginning   and        Retire-    Add     at End of
      Classification         of Period   Expenses   ments    (Deduct)  Period
- --------------------------   ----------  ---------  -------  -------   ---------
Year Ended December 31, 1993:
 Buildings and improvements  $25,517      $ 4,634    $     -  $    -  $30,151
 Furnishings and equipment    20,761        5,502     (1,160)      -   25,103
                             -------      -------     ------  ------  -------
                             $46,278      $10,136    $(1,160) $    -  $55,254
                             =======      =======     ======  ======  =======


Year Ended December 31, 1992:
 Buildings and improvements  $20,936      $ 4,581    $     -  $    -  $25,517
 Furnishings and equipment    16,037        5,229       (505)      -   20,761
                             -------      -------     ------  ------  -------
                             $36,973      $ 9,810    $  (505) $    -  $46,278
                             =======      =======     ======  ======  =======


Year Ended December 31, 1991:
 Buildings and improvements  $16,370      $ 4,566    $     -  $    -  $20,936
 Furnishings and equipment    11,823        4,493       (279)      -   16,037
                             -------      -------     ------  ------  -------
                             $28,193      $ 9,059    $  (279) $    -  $36,973
                            ========      =======     ======  ======  =======





                                                               SCHEDULE X

                               RED LION INNS LIMITED PARTNERSHIP
                               AND SUBSIDIARY LIMITED PARTNERSHIP

                           Supplementary Income Statement Information
                                         (in thousands)


                                                Charged to Costs and Expenses
                                                -----------------------------

                                                     Year Ended December 31,
                                                    ----------------------------
        Item                                        1993        1992        1991
        ----                                        ----        ----        ----

Advertising expense                                 $1,060      $1,153      $1,391
                                                    ======      ======      ======

                               INDEX OF EXHIBITS
                                                                       Located
Exhibit                                                                at page
Number                                                                  Number
- -------                                                                -------
2.1   Amended and Restated Agreement of Limited Partnership
      of Red Lion Inns Limited Partnership.  Incorporated by
      reference to Exhibit 2.1 to the Company's Registration
      Statement on Form S-1, Registration No. 33-11954.                  _____

2.2   Amended and Restated Agreement of Limited Partnership
      of Red Lion Inns Operating L.P.  Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement
      on Form S-1, Registration No. 33-11954.                            _____

3.1   Amended and Restated Certificate of Limited Partnership.
      Incorporated by reference to Exhibit 3.1 to the Company's
      Registration Statement on Form S-1, Registration No.
      33-11954.                                                          _____

3.2   Certificate of Limited Partnership of Red Lion Inns
      Operating L.P.  Incorporated by reference to Exhibit
      3.2 to the Company's Registration Statement on Form S-1,
      Registration No. 33-11954.                                         _____

4     Form of Unit Certificate.  Incorporated by reference to
      Exhibit 5 to the Company's Registration Statement on
      Form 10.                                                           _____

10.1  Management Agreement between Red Lion Inns Operating L.P.
      and RL Acquisition Company.  Incorporated by reference to
      Exhibit 10.1 to the Company's Registration Statement on
      Form S-1, Registration No. 33-11954.                               _____

10.2  Purchase and Sale Agreement between RL Acquisition
(a)   Company and Red Lion Inns Operating L.P.  Incorporated
      by reference to Exhibit 10.2(a) to the Company's
      Registration Statement on Form S-1, Registration
      No. 33-11954.                                                      ______

10.2  Supplemental Purchase and Sale Agreement between RL
(b)   Acquisition Company and Red Lion Inns Operating L.P.
      Incorporated by reference to Exhibit 10.2(b) to the
      Company's Registration Statement on Form S-1,
      Registration No. 33-11954.                                        ______

10.3  Lease dated as of June 23, 1980, between Lloyd
      Corporation Ltd., as Lessor, and Red Lion Inn/Lloyd
      Center, Inc., as Lessee.  Incorporated by reference
      to Exhibit 10.3 to the Company's Registration Statement
      on Form S-1, Registration No. 33-11954.                            _____

10.4  Lease dated as of October 23, 1968, by and between
      First National Bank of Omaha, as Lessor, and Downtown
      Development Co., Ltd., as Lessee.  Incorporated by
      reference to Exhibit 10.4 to the Company's Registration
      Statement on Form S-1, Registration No. 33-11954.                  _____

10.5  Assignment of Lease dated April 8, 1985, from Omaha
      Red Lion, Inc. to RL Acquisition Company.  Incorporated
      by reference to Exhibit 10.5 to the Company's
      Registration Statement on Form S-1, Registration
      No. 33-11954.                                                      _____

10.6  Lease dated June 1, 1973 between Charles F. Larson, as
      Lessor, and James A. McClory, as Lessee.  Incorporated
      by reference to Exhibit 10.6 to the Company's Registration
      Statement on Form S-1, Registration No. 33-11954.                  _____

10.7  Purchase and Sale Agreement and Escrow Instructions
      dated as of April 3, 1987, by and between Lloyd
      Properties and Red Lion Inn/Lloyd Center, Inc.
      Incorporated by reference to Exhibit 10.9 to the
      Company's Registration Statement on Form S-1,
      Registration No. 33-11954.                                         _____

10.8  Credit Agreement, dated as of April 14, 1987, between
      United States National Bank of Oregon, the Canadian
      Imperial Bank of Commerce and Red Lion Inns Operating L.P.
      Incorporated by reference to Exhibit 10.10 to the
      Company's Registration Statement on Form S-1, Registration
      No. 33-11954.                                                      _____

10.9  First Amendment to Credit Agreement, dated January 1, 1990.
      Incorporated by reference to Exhibit 10.9 to the Company's
      Form 10-K for the year ended December 31, 1992.                    _____

13    Annual Report to Unitholders for the year ended December 31,
      1993.  Only deemed filed as part of this Report on Form
      10-K to the extent specifically incorporated by reference
      herein.                                                            _____