Form 10-K/A
period 1993-12-31
RED LION INNS LIMITED PARTNERSHIP
filed 1994-05-09
CIK 810724

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-K/A
                             Amendment No. 1

                               (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1993

                           -----------------
                                   OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from --------- to ---------
                     Commission File Number 1-9443
                                            ------
                     RED LION INNS LIMITED PARTNERSHIP
                    -----------------------------------
         (Exact name of registrant as specified in its charter)

          Delaware                                  94-3029959
          --------                                  ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


4001 Main Street, Vancouver, Washington               98663
- - ---------------------------------------               -----
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (206) 696-0001
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                 Name of each exchange on
                                                which registered

Units representing limited partnership
interests                                   American Stock Exchange
- - --------------------------------------      -----------------------

       Securities registered pursuant to Section 12(g) of the Act
                                   None
                                   ----
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes / X /  No /   /

The undersigned registrant hereby amends the cover page and the following items in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on March 30, 1994:


                   Table of Contents

                                                           Page
                                                           ----
Part II, Item 6-Selected Financial Data                       3

         Item 7-Management's Discussion and Analysis
         of Financial Condition and Results of Operations   4-8

         Item 8-Financial Statements and Supplementary
         Data:

         Consolidated Statements of Income for the years
            ended December 31, 1993, 1992 and 1991            9
         Consolidated Balance Sheets as of December 31,
            1993 and 1992                                    10
         Consolidated Statements of Cash Flows for the
            years ended December 31, 1993, 1992
            and 1991                                         11
         Consolidated Statements of Partners' Capital for
            the years ended December 31, 1993, 1992
            and 1991                                         12

         Notes to Consolidated Financial Statements       13-22

         Report of Independent Public Accountants            23

Part IV, Item 14-Exhibits, Financial Statement
         Schedules and Reports on Form 8K                 24-28


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized on the 6th day of May
1994.

                           Red Lion Inns Limited Partnership
                           By:  Red Lion Properties, Inc.
                                Its sole General Partner

                           By:  /s/DAVID J. JOHNSON
                                -------------------
                                David J. Johnson
                                President and
                                Chief Executive Officer

                                                    PART II

ITEM 6 - SELECTED FINANCIAL DATA:
(in thousands, except for operating statistics)

                                                                       Year Ended December 31,
                                                -----------------------------------------------------------------
                                                                             (unaudited)
                                                 1993       1992            1991            1990          1989
                                                -------    -------         -------         -------       -------
Financial Data:
  Partnership revenues (a).....                 $32,510    $31,659         $30,826         $30,654       $30,302
Hotel Operating Data:
  Gross operating revenues
    of the Hotels..............                  96,237     95,745          96,959          94,712        91,304
  Hotel gross operating
    profit as a percentage of
    operating revenues.........                    33.8%      33.1%           31.8%           32.4%         33.2%
  Number of rooms at end
    of period..................                   3,069      3,071           3,075           3,075         3,075
  Occupancy percentage (b).....                    73.3%      72.7%           73.0%           70.7%         71.4%
  Average room rate (c)........                 $ 66.67    $ 64.56         $ 63.58         $ 62.97       $ 60.86


                                                                   December 31,
                                           -------------------------------------------------------------------
                                             1993        1992         1991          1990           1989
                                           --------    --------     --------      --------       --------
Balance Sheet Data:
  Total assets ................            $168,043    $171,873    $176,095       $180,537       $185,422
  Total liabilities ...........             138,627     134,998     132,944        131,122        127,960
  Partners' capital ...........              29,416      36,875      43,151         49,415         57,462

(a) The Partnership revenues represent payments received from Red Lion. Refer to Note 1 of the financial statements for a discussion of the change in the presentation of Partnership revenues.

(b)     Calculated on a per available room per year basis.

(c)     Based on rooms occupied.

Item 7     Management's Discussion and Analysis of Financial
- - ------------------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

As discussed in Note 1 to the financial statements, the Partnership has changed the presentation in the accompanying consolidated statements of income for the years ended December
31, 1993, 1992 and 1991, of the operating revenues and expenses relating to the Hotels managed by Red Lion, a California limited partnership. The new presentation displays as the Partnership's gross revenues, the payments received from Red Lion as the Partnership has determined that the management agreement is in substance a lease agreement and that the gross revenues and gross operating expenses of the Hotels are those of Red Lion and not those of the Partnership. Previously, the total operating revenues and expenses of the Hotels were displayed in the Partnership's Consolidated Statement of Income for additional information purposes. The effect of this new presentation was to reduce revenues and operating expenses by equal amounts of $63,727,000, $64,086,000, and $66,133,000 in 1993, 1992 and
1991, respectively. Additional information about the revenues and operating expenses of the Hotels is included in Note 8 of the financial statements. The other consolidated financial statements and the related notes have been conformed to align with the new presentation in the income statement.

There was no effect in any year on reported operating income, net income, net income per limited partner unit, cash flow available for distribution and incentive management fees or partners' capital as a result of this presentation change. There was no change to the Management Agreement.

FISCAL 1993 COMPARED TO FISCAL 1992
- - -----------------------------------
REVENUES: Revenues, which as noted above, represent the payments received from Red Lion, increased to $32.5 million in 1993 from $31.7 million in 1992, an increase of $.8 million or 2.5%. The changes in specific revenues and expenses, including those of the Hotels which affect the payments received from Red Lion and thus the Partnership's revenues and operating results, are discussed below.

GROSS REVENUES OF THE HOTELS: Room revenues increased $2.1 million, or 4%, in 1993 while total revenues increased by a smaller increment of $.5 million to $96.2 million from the prior year's $95.7 million. The dampening effect on revenues was primarily due to a $1.4 million decline in food and beverage revenues caused by lower demand in the food and beverage outlets, and the temporary closing of some outlets for renovations.

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

The Partnership holds in its treasury 806,500 Units which it repurchased, during the years 1987 through 1990, at an average cost of $13.83 per Unit. The total cost of $11.2 million was funded from a combination of operating cash and the Partnership's $14.1 million revolving line of credit.

FISCAL 1992 COMPARED TO FISCAL 1991
- - -----------------------------------
REVENUES: Revenues increased to $31.7 million in 1992 from $30.8 million in 1991, an increase of $.9 million, or 3%. The changes in specific revenues and expenses, including those of the Hotels which affect the payments received from Red Lion and thus the Partnership's revenues and operating results, are discussed below.

GROSS REVENUES OF THE HOTELS: Total revenues decreased $1.3 million (1.3%) in 1992 from $97 million to $95.7 million. Room revenues increased $.7 million (1.3%) while food and beverage revenues declined $2.4 million (6.4%). Minor Operations revenues increased $.5 million (6.1%).

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

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
The Partnership's principal source of cash is Hotel operations.
During the three years ended December 31, 1993, the Hotels have generated sufficient cash from operations to cover operating needs. It is expected that, for 1994, cash provided by both operations and the lending facility discussed below, or other sources, will be sufficient to meet anticipated cash requirements.

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

CONSOLIDATED STATEMENTS OF INCOME
(dollar amounts in thousands, except per unit amounts)

                                                                       Year Ended December 31,
                                                                   --------------------------------
                                                              1993               1992              1991
                                                            ---------          ---------         ---------
REVENUES ...........................                        $  32,510           $ 31,659          $ 30,826

OPERATING COSTS AND EXPENSES:
  Property taxes ...................                            2,791              2,891             2,645
  Base management fees .............                            2,887              2,872             2,909
  Incentive management fees ........                            1,142                897               700
  Depreciation and amortization ....                           10,249              9,924             9,173
  Other ............................                            2,017              1,708             1,994
                                                            ---------          ---------          --------
Total Operating Costs and Expenses .                           19,086             18,292            17,421
                                                            ---------          ---------         ---------
Operating income ...................                           13,424             13,367            13,405

INTEREST EXPENSE ...................                           10,218             10,329            10,408
                                                            ---------          ---------         ---------
Income Before Cumulative Effect of
  Change in Accounting Principle ...                            3,206              3,038             2,997
Cumulative Effect of Change in
  Accounting for Income Taxes ......                           <1,351>                --               --
                                                            ---------          ---------         ---------
NET INCOME .........................                        $   1,855          $   3,038         $   2,997
                                                            =========          =========         =========
ALLOCATION OF NET INCOME:
  General Partner ..................                        $      37          $      60         $      60
                                                            =========          =========         =========
  Limited Partners .................                        $   1,818          $   2,978         $   2,937
                                                            =========          =========         =========

INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE
  PER LIMITED PARTNER UNIT .........                        $    0.76          $    0.72         $    0.71
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES PER
  LIMITED PARTNER UNIT .............                            (0.32)                --               --
                                                            ---------          ---------         ---------
NET INCOME PER LIMITED PARTNER UNIT.                        $    0.44          $    0.72         $    0.71
                                                            =========          =========         =========
AVERAGE LIMITED PARTNER UNITS
  OUTSTANDING ......................                        4,133,500          4,133,500         4,133,500
                                                            =========          =========         =========

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED BALANCE SHEETS (dollar amounts in thousands)

                                                                                   As of December 31,
                                                                                  -------------------
                                                                                 1993              1992
                                                                               --------          --------
ASSETS
  Cash ........................................                                $    213          $    168

PROPERTY AND EQUIPMENT:
  Land ........................................                                  17,713            17,713
  Buildings and improvements ..................                                 156,573           155,622
  Furnishings and equipment ...................                                  45,764            42,656
  Construction in progress ....................                                   2,888             1,732
                                                                               --------          --------
                                                                                222,938           217,723
  Less--accumulated depreciation ..............                                 (55,254)          (46,278)
                                                                               --------          --------
                                                                                167,684           171,445
DEFERRED LOAN COSTS, net ......................                                     146               260
                                                                               --------          --------
                                                                               $168,043          $171,873
                                                                               ========          ========
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Payable to affiliate ........................                                $  8,355          $  4,669
  Accrued distributions to partners ...........                                   2,329             2,329
  Interest payable ............................                                     793               802
  Property taxes...............................                                     405               430
  Current portion long-term debt ..............                                   1,371             1,254
                                                                               --------          --------
      Total current liabilities ...............                                  13,253             9,484
                                                                               --------          --------
LONG-TERM DEBT NET OF CURRENT PORTION .........                                 124,023           125,514
                                                                               --------          --------
DEFERRED INCOME TAXES .........................                                   1,351                --
                                                                               --------          --------
PARTNERS' CAPITAL:
  Limited Partners, 4,940,000 units issued ....                                  41,777            49,053
  Less--806,500 treasury units, at cost .......                                 (11,202)          (11,202)
                                                                               --------          --------
  Limited Partners, net .......................                                  30,575            37,851
  General Partner .............................                                  (1,159)             (976)
                                                                               --------          --------
      Total partners' capital .................                                  29,416            36,875
                                                                               --------          --------
                                                                               $168,043          $171,873
                                                                               ========          ========

The accompanying notes are an integral part of these consolidated statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in cash (dollar amounts in thousands)

                                                                           Year Ended December 31,
                                                                       -------------------------------
                                                                 1993               1992              1991
                                                               ---------          ---------         ---------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income .....................                           $   1,855          $   3,038         $   2,997
    Adjustments to reconcile net
      income to cash provided by
      operating activities--
        Depreciation and
          amortization .............                              10,249              9,924             9,173
        Deferred income taxes ......                               1,351                 --               --
        Accrued incentive management
          fee ......................                                (667)              (631)           (1,025)
        Increase in payables and
          accruals .................                               4,319              2,169             1,274
                                                               ---------          ---------         ---------
    Net cash provided by
       operating activities ........                              17,107             14,491            12,419
                                                               ---------          ---------         ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Additions to property and
      equipment ....................                              (6,374)            (5,125)           (4,229)
    Cash reserved for capital
      improvements .................                              (2,887)            (2,872)           (2,909)
    Cash withdrawn from reserve for
      capital improvements .........                               2,887              2,872             2,909
                                                               ---------          ---------         ---------
    Net cash used in investing
      activities ...................                              (6,374)            (5,125)           (4,229)
                                                               ---------          ---------         ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Distribution of cash to partners                              (9,314)            (9,314)           (9,208)
    Payments on term loan ..........                              (1,254)              (776)              --
    Net borrowings (repayments)
      under revolving credit
      facility .....................                                (120)               247               872
                                                               ---------          ---------         ---------
    Net cash used in financing
      activities ...................                             (10,688)            (9,843)           (8,336)
                                                               ---------          ---------         ---------

INCREASE (DECREASE) IN CASH ........                                  45               (477)             (146)
CASH AT BEGINNING OF YEAR ..........                                 168                645               791
                                                               ---------          ---------         ---------
CASH AT END OF YEAR ................                           $     213          $     168         $     645
                                                               =========          =========         =========

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(dollar amounts in thousands)

                                               Limited Partners
                                  ------------------------------------------
                                      Issued Units        Treasury Units
                                   --------------------  --------------------  General
                                    Units       Amount     Units     Amount    Partner   Total
                                  ---------    --------  ---------  --------   -------  --------
Balance at December 31,
  1990 ................          4,940,000     $61,274   (806,500)  $(11,202)  $(657)   $49,415
Distributions to partners               --      (9,042)        --         --    (219)    (9,261)
Net income ............                 --       2,937         --         --      60      2,997
                                 ---------     -------   --------   --------   -----     ------
Balance at December 31,
  1991 ................          4,940,000      55,169   (806,500)   (11,202)   (816)    43,151
Distributions to partners               --      (9,094)        --         --    (220)    (9,314)
Net income ............                 --       2,978         --         --      60      3,038
                                 ---------     -------   --------   --------   -----     ------
Balance at December 31,
  1992 ................          4,940,000      49,053   (806,500)   (11,202)   (976)    36,875
Distributions to partners               --      (9,094)        --         --    (220)    (9,314)
Net income ............                 --       1,818         --         --      37      1,855
                                 ---------     -------   --------   --------   -----    -------
Balance at December 31,
  1993 ................          4,940,000     $41,777   (806,500)  $(11,202) $(1,159)  $29,416
                                 =========     =======   ========   ========  =======   =======

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 1993, 1992, and 1991.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Red Lion Inns Limited Partnership, a Delaware limited partnership (the "Partnership"), and its subsidiary limited partnership, Red Lion Inns Operating L.P. (the "Operating Partnership"). The Partnership was organized in 1987 for the purpose of acquiring and owning ten hotels (the "Hotels") from Red Lion, a California Limited Partnership ("Red Lion") through the Operating Partnership. The acquisition of the Hotels was completed on April 14, 1987. All significant intercompany transactions and accounts have been eliminated.

The Partnership has changed the presentation in the accompanying consolidated statements of income for the years ended December 31, 1993, 1992 and 1991, of the operating revenues and expenses relating to the Hotels managed by Red Lion. The new presentation displays as the Partnership's gross revenues, the payments received from Red Lion as the Partnership has determined that the Management Agreement is in substance a lease agreement and that the gross revenues and gross operating expenses of the Hotels are those of Red Lion and not those of the Partnership. Previously, the total operating revenues and expenses of the Hotels were displayed in the Partnership's Consolidated Statement of Income for additional information purposes. The effect of this new presentation was to reduce revenues and operating expenses by equal amounts of $63,727,000, $64,086,000, and $66,133,000 in
1993, 1992 and 1991, respectively. Additional information about the revenues and operating expenses of the Hotels is included in
Note 8 of the financial statements. The other consolidated financial statements and the related notes have been conformed to align with the new presentation in the income statement.

There was no effect in any year on reported operating income, net income, net income per limited partner unit, cash flow available for distribution and incentive management fees or partners' capital as a result of this presentation change. There was no change in the Management Agreement.

Property and Equipment

The Partnership recorded the April 14, 1987 acquisition of property and equipment on the basis of an allocation of the purchase price to the assets acquired. Subsequent additions and improvements have been capitalized at their cost.

Normal repairs and maintenance are charged to hotel operating expense as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gain or loss, if any, is included in income.

Base stock (linens, china, silverware and glassware) for new hotels is depreciated to 50 percent of its initial cost on a straight-line basis over a three year period. Subsequent replacements are expensed when purchased. The carrying value of base stock is included in furnishings and equipment in the accompanying consolidated balance sheets.

Depreciation is computed on a straight-line basis using the following estimated useful lives:

Buildings and improvements ........................... 5 to 35 years
Furnishings and equipment ............................ 3 to 15 years

Deferred Loan Costs

Deferred loan costs consist primarily of financing fees on the Partnership's mortgage loan and are being amortized over the eight year term of the loan.

Income Taxes

No current provision for federal or state income taxes has been provided by the Partnership in the accompanying consolidated financial statements since such taxes are the responsibility of the individual partners (see Note 3).

Cash Distributions

The Partnership declares each quarterly distribution in the month following the end of the quarter to which it applies. Fourth
Quarter distributions are accrued in the accompanying consolidated balance sheets for both of the years presented.

2. ORGANIZATION:

The Partnership was formed on January 16, 1987, under the Delaware Revised Uniform Limited Partnership Act and will continue until December 31, 2062, unless sooner terminated under the provisions of the partnership agreement. The Partnership was formed to acquire, own and operate the Hotels through its 99 percent limited partnership interest in the Operating
Partnership.

Red Lion Properties, Inc. (the "General Partner"), a wholly-owned subsidiary of Red Lion, is the General Partner of the Partnership and the Operating Partnership. On April 14, 1987, the Partnership completed an initial public offering of units representing limited partnership interests ("units") totaling $98.8 million. These proceeds, accompanied by a $105.9 million mortgage loan, were used to acquire, through the Operating Partnership, the Hotels from Red Lion for approximately $195 million. After completion of this acquisition, the Partnership's limited partners have an effective 98.01 percent ownership interest in the Hotels with the General Partner retaining the remaining 1.99 percent ownership interest.

The allocation of the Partnership's profits and losses is based on the relative ownership interests in accordance with the terms of the partnership agreement. Cash flow available for distribution, as defined in the partnership agreement, will generally be distributed to the partners in proportion to their respective ownership interests until certain preferential distributions are achieved and then allocated to both the general and limited partners depending on factors related to the source of the net cash flow and cash distributions as specified in the partnership agreement (see Note 6).

3. INCOME TAXES:

During 1987, Congress passed the Omnibus Budget Reconciliation Act which, among other things, treats certain publicly traded partnerships as corporations for tax purposes for the years beginning after December 31, 1987. Publicly-traded partnerships in existence prior to December 18, 1987 will not be treated as corporations, for tax purposes, for ten years from the effective date of the 1987 law or until taxable years beginning after December 31, 1997. The effect of treating publicly traded partnerships as corporations will be to tax the income of the partnership at the entity level and reflect distributions to partners as dividends.

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

The cumulative effect of the change in accounting method is comprised of federal deferred income taxes of $1,209,000 and state deferred income taxes, net of federal benefits, of $142,000.

This accounting change also requires provision of deferred income taxes resulting from the accumulation of book/tax depreciation differences on assets acquired in periods after the effective date of the change.

No additional deferred taxes were provided in 1993.

4. CASH RESERVE FOR CAPITAL IMPROVEMENTS:

A cash reserve for capital improvements has been established in accordance with the provisions of the management agreement. Funding of three percent of gross revenues is to be used for renovations, refurbishments and other capital expenditures. During the years ended December 31, 1993, 1992 and 1991, $2,887,000, $2,872,000, and $2,909,000 respectively, was accumulated, then withdrawn, from this reserve.

5. LONG-TERM DEBT:

Long-term debt at December 31 consists of the following (in thousands):

                                                                              1993                1992
                                                                            --------            --------
Mortgage note, payable in varying
  installments through April 14, 1995 ......                                $103,841            $105,095
Revolving line of credit, due
  April 14, 1995 ...........................                                  11,827              11,947
Non-interest bearing amounts payable to
  Red Lion .................................                                   9,726               9,726
                                                                            --------            --------
Total long-term debt .......................                                 125,394             126,768
Less current portion .......................                                   1,371               1,254
                                                                            --------            --------
                                                                            $124,023            $125,514
                                                                            ========            ========

The mortgage note bears interest at a 9 percent fixed rate. Payments on the mortgage note were interest only through April 13, 1992. Scheduled maturities on the mortgage note for the years subsequent to 1993 are as follows: 1994 - $1,371,000 and 1995 - $102,470,000.

The revolving line of credit allows borrowings up to $14.1 million. This facility has been used to cover, among other items, the cost of units repurchased and incurs interest at floating interest rates. The weighted average interest rate on this facility was 4.6 percent at December 31, 1993. The Partnership must pay a nominal commitment fee on the unused portion of the line. The line has no scheduled principal payments until its expiration on April 14, 1995. Borrowings under the line averaged $11,784,000, $11,791,000 and $11,237,000 during 1993, 1992 and
1991, respectively. The average interest rates for borrowings under the line for the years ended December 31, 1993, 1992, and 1991 were 4.6 percent, 5.2 percent and 7.5 percent, respectively. Both the credit line and mortgage note are secured by the Hotels.

Non-interest bearing amounts payable to Red Lion comprise deferred incentive management fees of $6 million at December 31, 1993 and 1992 and amounts drawn against a $4 million General
Partner credit facility of $3,726,000 at December 31, 1993 and 1992. These items are more fully discussed in Note 6.

During the years ended December 31, 1993, 1992, and 1991, the
Partnership made total interest payments of $10,227,000, $10,365,000, and $10,407,000, respectively.

Disclosures Concerning Fair Value of Financial Instruments:

Based on the borrowing rates currently quoted by financial institutions for bank loans with terms and maturities similar to the Partnerships mortgage debt, the carrying value of such debt approximates its fair value.

6. CASH DISTRIBUTIONS TO PARTNERS:

Since inception, the Partnership has made quarterly cash distributions to partners to the extent that cash flow has been available for distribution as defined in the management agreement.

The Partnership declared cash distributions of $9.3 million in 1993, 1992 and 1991. On a per unit basis, declared cash distributions were $2.20 in both 1993 and 1992 and $2.1875 in 1991.

In accordance with the management agreement, Red Lion has subordinated current payment of its incentive management fee (see
Note 8) to an amount sufficient to make annual priority distributions. These priority distributions were $2.00 per unit during the first 12 months of operations, increasing annually at the rate of $.05 per unit until annual distributions reached $2.20 per unit in the second quarter of 1991.

During 1993, 1992 and 1991, the Partnership's cash flow available for distribution covered 100 percent of the priority cash distributions and also allowed payment of current incentive management fees to Red Lion of $1,142,000, $897,000 and $700,000 for those years, respectively.

For the first 36 months of operations, the General Partner also agreed to make available to the Partnership a $4 million non-interest bearing revolving credit facility which was to be used in the event that cash flow available for distributions was insufficient to make priority distributions. During the 36 month period, which ended April 30, 1990, the General Partner was required to fund $3,726,000 from the facility. This amount will be repaid out of either (i) cash flow after payment of priority distributions and incentive management fees, or (ii) sale or refinancing proceeds prior to any distribution to limited partners.

In connection with the subordination of incentive management fees noted above, the Partnership reached, in 1988, the maximum deferred amount of $6 million of such fees in accordance with the management agreement. The deferred amount, which will not accrue interest, will be paid out of either (i) 25 percent of cash flow after payment of priority distributions and current incentive management fees or (ii) sale or refinancing proceeds prior to any distribution to limited partners.

Following is a calculation of 1993, 1992, and 1991 cash flow available for distribution and related cash flow available for payment of incentive management fees (in thousands):

                                                        1993                 1992                1991
                                                       -------              -------             -------
Net income ....................                        $ 1,855              $ 3,038             $ 2,997
Add (Deduct):
  Depreciation and amortization                         10,249                9,924               9,173
  Incentive management fee ....                          1,142                  897                 700
  Cash reserved for capital
    improvements ..............                         (2,887)              (2,872)             (2,909)
  Repayments on term loan .....                         (1,254)                (776)                 --
  Cumulative effect of change
    in accounting for
    income taxes ..............                          1,351                   --                  --
                                                       -------              -------            --------
Cash flow available for
  distribution and incentive
  management fee ..............                         10,456               10,211               9,961
Distributions to partners .....                         (9,314)              (9,314)             (9,261)
                                                       -------              -------            --------
Cash flow available for payment
  of incentive management fee .                        $ 1,142              $   897             $   700
                                                       =======              =======             =======

7. LEASES:

Two of the Hotels hold leases on all or a portion of their land. The leases contain rental provisions which are based on increases in the Consumer Price Index. The terms of the leases exceed the estimated remaining useful lives of the Hotels. The Partnership leases certain equipment under operating leases. Total land and equipment rent expenses for 1993, 1992 and 1991 were $88,000, $128,000, and $198,000, respectively.

Future minimum rental payments, substantially all of which relate to land leases, are as follows:
                                                                    Minimum
                                                                    Rental
Year Ending December 31,                                            Payment
- - ------------------------                                           ----------
1994                                                               $   85,000
1995                                                                   98,000
1996                                                                   98,000
1997                                                                   98,000
1998                                                                   98,000
Thereafter                                                          5,835,000
                                                                   ----------
                                                                   $6,312,000
                                                                   ==========

8. RELATED PARTY TRANSACTIONS:

The General Partner is responsible for the management and administration of the Partnership. In accordance with the partnership agreement, the Partnership reimbursed the General Partner for such services in the amount of $457,000 for 1993, $458,000 for 1992 and $486,000 for 1991.

Red Lion manages the Hotels pursuant to a management agreement and receives a base management fee equal to three percent of the annual gross revenues of the Hotels plus an incentive management fee based on adjusted gross operating profit, as defined in the management agreement.

The Hotels, in accordance with the management agreement, are also charged by Red Lion for their pro rata share of support services such as computer, advertising, public relations, promotional and sales and central reservation services.

All Partnership personnel are employees of Red Lion and its affiliates. All costs for services of such employees are reimbursed to Red Lion by the Operating Partnership. These costs include salaries, wages, payroll taxes and other employee benefits. Additionally, auxiliary enterprises owned by Red Lion sell operating supplies, furnishings and equipment to the Partnership. In the opinion of Red Lion management, sales to the Partnership by the auxiliary enterprises were made at prices and terms which approximated arms-length transactions.

The aggregate amounts, excluding personnel related expenses charged to the Partnership or Hotel operations during 1993, 1992, and 1991 under the arrangements described above were as follows
(in thousands):

                                                 1993                 1992                1991
                                                ------               ------              ------
Management fees ...............                 $4,029               $3,769              $3,609
Support services ..............                  4,405                4,279               4,269
Purchases from auxiliary
  enterprises .................                  9,409                9,470               8,919

The amounts shown in current liabilities as payable to affiliate in the accompanying consolidated balance sheets consist of amounts payable to Red Lion for payroll and payroll taxes, support services, base and current incentive management fees and purchases of operating supplies, furnishings and equipment. Amounts payable to affiliate also include the Hotels' net working capital items which consist of hotel accounts payable, certain taxes other than property, income and payroll taxes, cash held in hotel accounts, accounts receivable, inventories and prepaid expenses. These balances are due in the normal course of business. Also included in amounts payable to affiliate at December 31, 1993 and 1992 is $1,703,000 relating to capital expenditures. This amount was treated as a non-cash investing item for purposes of the 1991 consolidated statement of cash flows. The following schedules show the operating revenues and expenses and working capital of the Hotels not reflected in the accompanying financial statements (see Note 1):

                                                                           Year Ended December 31,
                                                                       --------------------------------
                                                                  1993               1992              1991
                                                               ---------          ---------         ---------
OPERATING REVENUES AND EXPENSES OF THE HOTELS:
- - ---------------------------------------------
REVENUES:
  Rooms ............................                           $  54,778          $  52,723         $  52,067
  Food and beverage ................                              33,108             34,560            36,918
  Other ............................                               8,351              8,462             7,974
                                                               ---------          ---------          --------
    Total revenues .................                              96,237             95,745            96,959
                                                               ---------          ---------          --------
OPERATING COSTS AND EXPENSES:
  Rooms ............................                              13,791             13,567            13,148
  Food and beverage ................                              26,883             27,841            29,594
  Other ............................                               3,548              3,490             3,382
  Administrative and general .......                               8,146              8,038             8,683
      Sales, promotion and advertising                             4,326              4,183             4,480
       Utilities ...................                               3,265              3,285             3,395
  Repairs and maintenance ..........                               3,768              3,682             3,451
                                                               ---------          ---------         ---------
     Total operating costs and
       expenses ....................                              63,727             64,086            66,133
                                                               ---------          ---------         ---------
Gross operating Profit of
      Hotels managed by Red Lion ...                           $  32,510          $  31,659         $  30,826
                                                               =========          =========         =========

                                                                     December 31,
                                                                    ------------
                                                             1993           1992
                                                          ---------       ---------
WORKING CAPITAL OF THE HOTELS:
- - ------------------------------
Cash ...............................                        $     254       $     399
Accounts receivable ................                            2,905           3,218
Inventories ........................                            1,082           1,018
Prepaid expenses ...................                            1,071           1,057
                                                            ---------       ---------
  Total current assets .............                            5,312           5,692
                                                            ---------       ---------
Accounts payable ...................                            2,635           2,296
Taxes other than property, income
  and payroll taxes ................                              720             694
                                                            ---------       ---------

  Total current liabilities ........                            3,355           2,990
                                                            ---------       ---------
Net Hotel working capital ..........                        $   1,957       $   2,702
                                                            =========       =========

Included in long-term debt on the accompanying consolidated balance sheets are deferred incentive management fees of $6 million and $3,726,000 advanced under the $4 million non-interest bearing credit facility. For further discussion of the non-current amounts due to Red Lion, see Note 5.

9. PROPERTY TAX REFUNDS:

In 1991, the General Partner was successful in obtaining a reassessment, for property tax purposes, of one of the Hotels. The reassessment resulted in a refund, related to property tax, totalling $651,000 in 1991. The entire 1991 refund related to prior years' property taxes. The refund was recorded as a reduction of property tax expense in the 1991 results of operations.

10. COMMITMENTS AND CONTINGENCIES:

At December 31, 1993, the Partnership had commitments, relating to capital improvement projects, of $547,000.

The Partnership is subject to claims arising in the ordinary course of business. In the opinion of management such claims will not have a material effect, if any, on the financial position or results of operations of the Partnership or its subsidiary.

11. SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited):

Summarized quarterly financial data are as follows: (in thousands, except per unit amounts, room and occupancy statistics)

                                                       Quarter Ended
                                      ------------------------------------------
1993                                  Mar. 31    Jun. 30     Sep. 30     Dec. 31
- - ----                                  -------    -------     -------     -------
Revenues ......................       $ 6,706    $ 9,269     $ 9,767     $ 6,768
Operating income ..............       $ 2,346    $ 4,338     $ 3,430     $ 3,310
Income (loss) before cumulative
  effect of change in
  accounting principle ........       $  (252)   $ 1,719     $   817     $   922
Cumulative effect of change in
  accounting principle ........       $(1,351)        --          --          --
Net income (loss) .............       $(1,603)   $ 1,719     $   817     $   922
Per unit:
  Income (loss) before
    cumulative effect of change
    in accounting principle ...       $  (.06)   $   .41     $   .19     $   .22
  Cumulative effect of change
    in accounting principle ...       $  (.32)        --          --          --
Net income ....................       $  (.38)   $   .41     $   .19     $   .22
Average units outstanding .....         4,134      4,134       4,134       4,134
Occupancy % ...................         67.2%      76.7%       82.8%       66.6%
Average room rate .............       $ 65.61   $  67.81    $  68.34      $64.35

                                                                                Quarter Ended
                                                             ------------------------------------------------------
1992                                                         Mar. 31          Jun. 30         Sep. 30       Dec. 31
- - ----                                                         -------          -------         -------       -------
Revenues ......................                              $ 6,345          $ 9,078         $ 9,064       $ 7,172
Operating income ..............                              $ 2,165          $ 4,404         $ 3,435       $ 3,363
Net income (loss) .............                              $  (373)         $ 1,817         $   880       $   714
Allocated net income
  (loss) per unit .............                              $  (.09)         $   .43         $   .21       $   .17
Average units outstanding .....                                4,134            4,134           4,134         4,134
Occupancy % ...................                                65.4%            78.5%           81.3%         65.4%
Average room rate .............                              $ 63.64          $ 65.04         $ 66.31       $ 62.74

Quarterly revenues have been changed to conform to the new presentation discussed in Note 1. Fourth Quarter 1993 net income includes a $.4 million increase in estimated insurance liabilities offset by a $.2 million reduction of estimated deferred income taxes recorded in prior quarters.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  Red Lion Inns Limited Partnership and its Subsidiary Limited
  Partnership:

We have audited the accompanying consolidated balance sheets of Red Lion Inns Limited Partnership (a Delaware limited partnership) and its subsidiary limited partnership as of December 31, 1993 and 1992 and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1993 included in this Form 10-K/A. These financial statements are the responsibility of the partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Inns Limited Partnership and its subsidiary limited partnership as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 1993, the Partnership changed its method of accounting for income taxes.

/s/ARTHUR ANDERSEN & CO.

Portland, Oregon
February 11, 1994

                                    PART IV

Item 14      Exhibits, Financial Statement Schedules, and Reports
- - -----------------------------------------------------------------
             on Form 8K
             ----------

a. The following documents are filed herewith and made a part of this report:

      1. The consolidated financial statements and supplementary information set forth in Item 8 of Part II of this report.

      2. Financial Statement Schedules:

         Red Lion Inns Limited Partnership and Subsidiary Limited
         Partnership:

                                                                Page
                                                             Reference
                                                             ---------
         Report of Independent Public Accountants on
         Financial Statement Schedules                          25

         Schedule IV - Indebtedness to Related Parties -
         Not Current for the years ended December 31, 1993,
         1992 and 1991                                          26

         Schedule V - Property, Plant, and Equipment for
         the years ended December 31, 1993, 1992 and 1991       27

         Schedule VI - Accumulated Depreciation of
         Property, Plant, and Equipment for the years
         ended December 31, 1993, 1992 and 1991                 28

All other schedules are omitted because they are not required or because the information is presented in the financial statements or related notes.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES


To the Partners of
Red Lion Inns Limited Partnership and
its Subsidiary Limited Partnership:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Red Lion
Inns Limited Partnership and subsidiary limited partnership included in this Form 10-K/A, and have issued our report thereon dated February 11, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole.
The schedules listed in the index of financial statement schedules listed in Part IV, Item 14, are the responsibility of the partnerships' management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements.
These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ARTHUR ANDERSEN & CO.

Portland, Oregon
February 11, 1994

                                                            SCHEDULE IV

                            RED LION INNS LIMITED PARTNERSHIP
                           AND SUBSIDIARY LIMITED PARTNERSHIP

                      INDEBTEDNESS TO RELATED PARTIES - NOT CURRENT
                                     (in thousands)



                                   Balance at                         Balance at
                                   Beginning                            End of
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
                                   =======     =======   =======      =======


/TABLE

                                                                SCHEDULE V

                                RED LION INNS LIMITED PARTNERSHIP
                               AND SUBSIDIARY LIMITED PARTNERSHIP
                                  Property, Plant and Equipment

                                         (in thousands)

                                    Balance                             Other(1)  Balance
                                       at                               Changes      at
                                    Beginning       Addi-     Retire-     Add     End of
      Classification                of Period       tions     ments     (Deduct)  Period
- - -----------------------------       ---------       -------   -------   -------   ------
Year Ended December 31, 1993:
 Land                               $ 17,713        $    -    $     -   $     -   $ 17,713
 Buildings and improvements          155,622             -          -       951    156,573
 Furnishings and equipment            42,656             -     (1,174)    4,282     45,764
 Construction in progress              1,732         6,389          -    (5,233)     2,888
                                    --------        ------    -------   -------   --------
                                    $217,723        $6,389    $(1,174)  $     -   $222,938
                                    ========        ======    =======   =======   ========


Year Ended December 31, 1992:
 Land                               $ 17,713        $    -    $     -   $     -   $ 17,713
 Buildings and improvements          155,278             -          -       344    155,622
 Furnishings and equipment            36,831            43       (577)    6,359     42,656
 Construction in progress              2,227         6,208          -    (6,703)     1,732
                                    --------        ------    -------   -------   --------
                                    $212,049        $6,251    $  (577)  $     -   $217,723
                                    ========        ======    =======   =======   ========


Year Ended December 31, 1991:
 Land                               $ 17,713        $    -    $     -   $     -   $ 17,713
 Buildings and improvements          155,077             -          -       201    155,278
 Furnishings and equipment            34,323            35       (328)    2,801     36,831
 Construction in progress                338         4,891          -    (3,002)     2,227
                                    --------        ------    -------   -------   --------
                                    $207,451        $4,926    $  (328)  $     -   $212,049
                                    ========        ======    =======   =======   ========

(1) Other changes consist of transfers of construction in progress to in-service classifications
/TABLE

                                                               SCHEDULE VI

                                RED LION INNS LIMITED PARTNERSHIP
                               AND SUBSIDIARY LIMITED PARTNERSHIP

                                   Accumulated Depreciation of
                                  Property, Plant and Equipment
                                         (in thousands)

                                         Addi-
                             Balance     tions               Other
                               at        to Cost             Changes   Balance
                             Beginning   and        Retire-    Add     at End of
      Classification         of Period   Expenses   ments    (Deduct)  Period
- - --------------------------   ----------  ---------  -------  -------   ---------
Year Ended December 31, 1993:
 Buildings and improvements  $25,517      $ 4,634   $     -  $     -  $30,151
 Furnishings and equipment    20,761        5,502    (1,160)       -   25,103
                             -------      -------   -------  -------  -------
                             $46,278      $10,136   $(1,160) $     -  $55,254
                             =======      =======   =======  =======  =======


Year Ended December 31, 1992:
 Buildings and improvements  $20,936      $ 4,581   $     -  $     -  $25,517
 Furnishings and equipment    16,037        5,229      (505)       -   20,761
                             -------      -------   -------  -------  -------
                             $36,973      $ 9,810   $  (505) $     -  $46,278
                             =======      =======   =======  =======  =======


Year Ended December 31, 1991:
 Buildings and improvements  $16,370      $ 4,566   $     -  $     -  $20,936
 Furnishings and equipment    11,823        4,493      (279)       -   16,037
                             -------      -------   -------  -------  -------
                             $28,193      $ 9,059   $  (279) $     -  $36,973
                            ========      =======   ======== =======  =======