Form 10-Q
period 1994-03-31
RED LION INNS LIMITED PARTNERSHIP
filed 1994-05-16
CIK 810724

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q

                               (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1994
                                             ---------------
                                   OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from --------- to --------
                      Commission File Number 1-9443
                                             --------
                     RED LION INNS LIMITED PARTNERSHIP
                   ------------------------------------
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
                                                        --------------

- - -----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                           ---    --

                    RED LION INNS LIMITED PARTNERSHIP

                           REPORT ON FORM 10-Q

                  For the quarter ended March 31, 1994

                            Table of Contents

                                                                Page

PART I   FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements (Unaudited):

         Consolidated Statements of Operations                    3

         Consolidated Balance Sheets                              4

         Consolidated Statement of Partners' Capital              5

         Consolidated Condensed Statements of Cash Flows          6

         Notes to Consolidated Financial Statements             7-9

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations          9-12


PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                         13

                         PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
- - -------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        Red Lion Inns Limited Partnership
                       and Subsidiary Limited Partnership
                                   (unaudited)
                          (dollar amounts in thousands
                            except per unit amounts)

                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
                                              1994               1993
                                              ----               ----
                                               $7,018           $ 6,706
REVENUES
OPERATING COSTS AND EXPENSES:
  Property taxes                                  699               728
  Base management fees                            678               664
  Depreciation and amortization                 2,680             2,566
  Other                                           417               402
                                                -----            ------
Total operating costs and expenses              4,474             4,360
                                                -----            ------

Operating income                                2,544             2,346

INTEREST EXPENSE                                2,561             2,544
                                                -----            ------
Loss before income taxes and cumulative
  effect of change in accounting principle        (17)             (198)
Income tax provision                               -                (54)
                                                -----            ------
Loss before cumulative effect of change in
  accounting principle                            (17)             (252)
Cumulative effect of change in accounting
  for income taxes                                 -             (1,351)
                                                -----            ------
NET LOSS                                        $ (17)          $(1,603)
                                                =====           =======
ALLOCATION OF NET LOSS:
  General Partner                               $   -           $   (32)
                                                =====           =======
  Limited Partners                              $ (17)          $(1,571)
                                                =====           =======
LOSS BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING PRINCIPLE
     PER LIMITED PARTNER UNIT                   $0.00           $ (0.06)
CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING FOR INCOME TAXES PER
     LIMITED PARTNER UNIT                           -             (0.32)
                                                -----            ------
NET LOSS PER LIMITED PARTNER UNIT               $0.00           $ (0.38)
                                                =====           =======
AVERAGE LIMITED PARTNER UNITS
  OUTSTANDING                               4,133,500         4,133,500
                                            =========         =========
                        (see notes to financial statements)
/TABLE

                         CONSOLIDATED BALANCE SHEETS
                      Red Lion Inns Limited Partnership
                      and Subsidiary Limited Partnership
                        (dollar amounts in thousands)

                                                March 31,   December 31,
                                                  1994         1993
                                                ---------   -----------
                                               (unaudited)

ASSETS
CURRENT ASSETS:
  Cash                                         $     245     $     213
  Prepaid expenses                                   261             -
                                                 -------       -------
    Total current assets                             506           213
                                                 -------       -------
PROPERTY AND EQUIPMENT:
  Land                                            17,704        17,713
  Buildings and improvements                     157,006       156,573
  Furnishings and equipment                       48,201        45,764
  Construction in progress                         1,155         2,888
                                                 -------       -------
                                                 224,066       222,938
  Less-accumulated depreciation                  (57,887)      (55,254)
                                                 -------       -------
                                                 166,179       167,684
DEFERRED LOAN COSTS, net                             118           146
                                                 -------       -------
                                                $166,803     $ 168,043
                                                 =======       =======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Payable to affiliate                          $ 10,057     $   8,355
  Accrued distributions to partners                2,329         2,329
  Interest payable                                   788           793
  Property taxes                                     503           405
  Current portion long-term debt                   1,402         1,371
                                                 -------       -------
     Total current liabilities                    15,079        13,253
                                                 -------       -------
LONG-TERM DEBT NET OF CURRENT
  PORTION                                        123,303       124,023
                                                 -------       -------
DEFERRED INCOME TAXES                              1,351         1,351
                                                 -------       -------
PARTNERS' CAPITAL:
  Limited Partners, 4,940,000 units
    issued                                        39,486        41,777
     Less - 806,500 treasury units,
            at cost                              (11,202)      (11,202)
                                                 -------       -------
     Limited Partners, net                        28,284        30,575
  General Partner                                 (1,214)       (1,159)
                                                 -------       -------
         Total partners' capital                  27,070        29,416
                                                 -------       -------
                                               $ 166,803     $ 168,043
                                                 =======       =======

                         (see notes to financial statements)
/TABLE

                       CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                        For the three months ended March 31, 1994
                            Red Lion Inns Limited Partnership
                           and Subsidiary Limited Partnership
                                       (unaudited)
                              (dollar amounts in thousands)


                                              Limited Partners
                                  -----------------------------------------
                                    Issued Units          Treasury Units
                                  -----------------------------------------
                                                                                 General
                                  Units       Amount    Units       Amount       Partner   Total
                                  -----       ------    -----       ------       -------   -----
Balance at December 31, 1993      4,940,000   $41,777   (806,500)   $(11,202)   $(1,159)   $29,416

Distributions to partners                 -    (2,274)         -           -        (55)    (2,329)

Net loss                                  -       (17)         -           -          -        (17)
                                  ---------   -------    -------    --------    -------    -------
Balance at March 31, 1994         4,940,000   $39,486   (806,500)   $(11,202)   $(1,214)   $27,070
                                  =========   =======    =======    ========    =======    =======

                       (see notes to financial statements)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        Red Lion Inns Limited Partnership
                       and Subsidiary Limited Partnership
                                   (unaudited)
                           Increase (decrease) in cash
                          (dollar amounts in thousands)

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                       1994          1993
                                                       -----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $    (17)     $ (1,603)
  Adjustments to reconcile net loss to cash
    provided from operating activities-
      Depreciation and amortization                     2,680         2,566
      Deferred income taxes                               -           1,405
      Increase in certain working capital items         1,533         1,738
                                                     --------      --------

        Net cash provided by operating activities       4,196         4,106
                                                     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net             (1,147)       (1,263)
  Cash reserved for capital improvements                 (678)         (664)
  Cash withdrawn from reserve for capital improvements    678           664
                                                     --------      --------
        Net cash used in investing activities          (1,147)       (1,263)
                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution of cash to partners                     (2,329)       (2,329)
  Payments on term loan                                  (331)         (303)
  Net borrowings (repayments) under revolving
    credit facility                                      (357)           65
                                                     --------      --------
      Net cash used in financing activities            (3,017)       (2,567)
                                                     --------      --------
INCREASE IN CASH                                           32           276
CASH AT BEGINNING OF PERIOD                               213           168
                                                     --------      --------
CASH AT END OF PERIOD                                $    245      $    444
                                                     ========      ========
                     (see notes to financial statements)

                 RED LION INNS LIMITED PARTNERSHIP
                AND SUBSIDIARY LIMITED PARTNERSHIP
            Notes to Consolidated Financial Statements
                          March 31, 1994
                            (unaudited)
1.   General

Red Lion Inns Limited Partnership, a Delaware limited partnership (the "Partnership"), was organized for the purpose of acquiring and owning, through its subsidiary limited partnership, Red Lion Inns Operating L.P., a Delaware limited partnership (the "Operating Partnership"), ten Red Lion hotels (the "Hotels"). On April 14, 1987 (the date of the Partnership's inception), the Operating Partnership acquired the Hotels from Red Lion, a California limited partnership ("Red Lion"). Red Lion continues to operate and manage the Hotels pursuant to a long-term management agreement (the "Management Agreement"). The general partner of the Partnership and Operating Partnership is Red Lion Properties, Inc. (the "General Partner"), a wholly-owned subsidiary of Red Lion.

For further information regarding the organization of the Partnership, reference is made to the Partnership's 1993 Annual Report on Form 10-K, and to its registration statement on Form 8-A, as amended, including exhibits, which was declared effective by the Securities and Exchange Commission (the "Commission") on April 8, 1987.

2.   Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Partnership and those of the Operating Partnership, of which the Partnership owns 99 percent and the General Partner owns one percent. All significant intercompany transactions and accounts have been eliminated.

The Partnership has changed the presentation in the accompanying consolidated statements of operations for the quarters ended
March 31, 1994 and 1993, of the operating revenues and expenses relating to the Hotels managed by Red Lion. The new presentation displays as the Partnership's gross revenues, the payments received from Red Lion as the Partnership has determined that the Management Agreement is in substance a lease agreement and that the gross revenues and gross operating expenses of the Hotels are those of Red Lion and not those of the Partnership. Previously, the total operating revenues and expenses of the Hotels were displayed in the Partnership's Consolidated Statement of Operations for additional information purposes. The effect of this new presentation was to reduce revenues and operating expenses by equal amounts of $15,574,000 and $15,443,000 in the quarters ended March 31, 1994 and 1993, respectively. The other consolidated financial statements have been conformed to align with the new presentation in the statement of operations.

There was no effect in any period on reported operating income, net income (loss), net income (loss) per limited partner unit, cash flow available for distribution and incentive management fees or partners' capital as a result of this presentation change. There was no change in the Management Agreement. In connection with the presentation change, the Partnership filed an amended Annual Report on Form 10-K/A on May 9, 1994.

Certain information and footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Commission. The interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's 1993 Annual Report on Form 10-K, as amended.

The operating results for the Current Quarter do not necessarily indicate the results expected for the full 1994 year.

In the opinion of management, the accompanying interim financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial condition and results of operations as of March 31, 1994 and for the quarter then ended ("the Current Quarter").

3.   Related Party Transactions

Amounts payable to affiliate of $10,057,000 consist of amounts payable to Red Lion for construction costs, payroll and payroll taxes, support services, base and current incentive management fees, operating supplies, furnishings and equipment and other current liabilities arising out of normal operations in accordance with the Management Agreement. Amounts payable to affiliate also include the Hotels' net working capital, consisting of accounts payable, certain taxes other than property, income and payroll taxes, cash held in hotel accounts, accounts receivable, inventories and prepaid expenses. Such net working capital amounted to $2,314,000 and $2,618,000 at March 31, 1994 and 1993,
respectively. Amounts payable to affiliate which are outstanding for more than 30 days incur interest at a Prime-based interest rate.

Included in long-term debt is a $3.7 million non-interest bearing loan made to the Partnership by the General Partner and $6 million of non-interest bearing deferred incentive management fees owed to Red Lion.

4.   Income Taxes

The Partnership is not currently subject to income taxes because its income is taxed directly to the partners. During 1987, Congress passed the Omnibus Budget Reconciliation Act which, among other things, treats certain publicly traded partnerships as corporations for tax purposes for the years beginning after December 31, 1987. Publicly-traded partnerships in existence prior to December 18, 1987, such as the Partnership, will not be treated as corporations, for tax purposes, for ten years or until taxable years beginning after December 31, 1997. The effect of treating publicly traded partnerships as corporations will be to tax the income of the Partnership at the entity level and reflect distributions to partners as dividends.

In First Quarter 1993, the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS109). This statement requires, among other things, the recording of deferred income taxes based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate. The cumulative effect of this accounting change resulted in a non-cash charge to income of $1,351,000, or $.32 per unit in the First Quarter of 1993. This charge reflects the tax effect, as of January 1, 1993, of cumulative differences between the book and tax bases of the Partnership's assets from depreciation differences that are estimated to exist after the Partnership becomes a taxable entity. The Partnership has determined that no further adjustments to deferred income taxes were necessary during the three months ended March 31, 1994.

5.   Supplemental Cash Flow Disclosure

During the quarter ended March 31, 1994 and 1993, the Partnership made interest payments amounting to $2,566,000 and $2,541,000, respectively.

Item 2. Management's Discussion and Analysis of Financial
- - ---------------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

Results of Operations
- - ---------------------
As discussed in note 2 above, the Partnership displays as its gross revenues the payments received from Red Lion which equal the gross operating profit of the Hotels. The following table defines the gross operating profit of the Hotels:

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                         1994          1993
                                         ----          ----
HOTEL REVENUES:
  Room                                   $12,457       $12,182
  Food and beverage                        7,887         7,902
  Other                                    2,248         2,065
                                         -------       -------
    Total revenues                        22,592        22,149
HOTEL OPERATING COSTS AND EXPENSES:
  Rooms                                    3,277         3,247
  Food and beverage                        6,459         6,509
  Other                                      873           883
  Administrative and general               2,108         1,994
  Sales, promotion and advertising         1,133         1,069
  Utilities                                  801           824
  Repairs and maintenance                    923           917
                                         -------       -------
   Total operating costs and expenses     15,574        15,443
                                         -------       -------
Gross operating profit of Hotels
  managed by Red Lion                    $ 7,018       $ 6,706
                                         =======       =======
/TABLE

Partnership Revenues: Revenues which, as noted above, represent the payments received from Red Lion, increased to $7.0 million from $6.7 million in the comparable 1993 quarter, an increase of $.3 million, or 4.7%. The changes in specific revenues and expenses, including those of the Hotels that affect the payments received from Red Lion and thus the Partnership's revenues and operating results, are discussed below.

Hotel Revenues: For the Current Quarter, room revenues increased to $12.5 million from the prior year quarter's $12.2 million, an increase of $.3 million, or 2.3%. The increase is due to a higher average room rate resulting from an improvement in the mix of room sales. Overall occupancy was essentially unchanged from the prior year quarter.

Operating results are affected by seasonality. The current period results reflect the winter and early spring seasons in which revenues are typically lower than in the second and third quarters.

A summary of occupancy and room rates for the Hotels as follows:

                                    Three Months Ended
                                        March 31,
                                    ------------------
                                    1994      1993
                                    ----      ----
Occupancy Percentage                67.1%      67.2%
Average Room Rate                   $67.25    $65.61

Food and beverage revenues were unchanged from the prior year quarter at $7.9 million. Higher banquet revenues were offset by lower demand in the restaurants and lounges.

Operating Income: Operating income before depreciation and amortization increased to $5.2 million from $4.9 million in the prior year quarter, an increase of $.3 million, or 6.4%. The increase is predominantly due to the increase in hotel revenues discussed above. After depreciation and amortization expense, operating income increased to $2.5 million from $2.3 million in the prior year quarter, an increase of $.2 million, or 8.4%.

Net Loss: Before the prior year quarter's cumulative effect of a change in accounting for income taxes, the net loss improved by $.2 million, or $.06 per unit from the prior year quarter. The improvement is due primarily to the increase in revenues and operating income discussed above.

Cash Flow Available for Distribution and Incentive Management Fee:
As defined in the Management Agreement, cash flow available for distributions and incentive management fee ("Cash Flow") is net income (or loss) before non-cash charges (principally depreciation and amortization) and incentive management fee, but after the reserve for capital improvements and principal payments on mortgage debt. Cash Flow increased in the first quarter of 1994 to $1.7 million from the prior year quarter's $1.4 million, an increase of $.3 million, or 21.4%. The increase in Cash Flow is due to the higher operating income discussed above.

Liquidity
- - ---------
During the Current Quarter, cash provided by operating activities was sufficient to satisfy operating cash requirements. It is expected that, for 1994, cash provided by both operations and the lending facility discussed below, or other sources, will be sufficient to meet anticipated cash requirements.

The Operating Partnership has the availability of a $14.1 million revolving loan facility. During the Current Quarter, average borrowings under the facility were $11.5 million. The interest rate on the outstanding balance averaged 4.6% for the quarter. At March 31, 1994, the balance outstanding under the line, included under long-term debt on the accompanying balance sheet, was $11.5 million.

On April 20, 1994, the General Partner declared a quarterly cash distribution of $.55 per unit ($2.20 annualized) for the Current Quarter, payable on May 13, 1994, to unitholders of record on April 30, 1994. This distribution has been accrued in the accompanying financial statements.

Cash flow available for distribution and incentive management fees was insufficient, as defined in the Management Agreement, for the quarters ended March 31, 1994 and 1993 (thousands):

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                1994           1993
                                                ----           ----
Net Loss                                      $(   17)       $(1,603)
Add (deduct):
 Depreciation and amortization                  2,680          2,566
 Deferred income taxes                             --          1,405
 Cash reserved for capital improvements        (  678)        (  664)
 Repayments on term loan                       (  331)        (  303)
                                              -------         ------
Cash flow available for distribution and
 incentive management fees                      1,654          1,401
Cash required for priority distribution        (2,329)        (2,329)
                                              -------        -------
Cash flow deficit for incentive
 management fees                              $(  675)       $(  928)
                                              =======        =======
/TABLE

The Current Quarter accrued distribution exceeded cash flow available for distribution and incentive management fees for the Current Quarter by $675,000. The deficit, as in prior years, is funded from the sources discussed above. As noted in the discussion of operations above, operations of the Hotels are affected by seasonality with summer and fall revenues typically higher than winter revenues. Operating results for the interim period do not necessarily indicate the results expected for the full year.

Capital Resources
- - -----------------

During the Current Quarter, gross expenditures on capital improvements amounted to $1.1 million.

                 RED LION INNS LIMITED PARTNERSHIP

                    PART II:  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits - None.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter for which this report is being filed.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Vancouver, Washington, on the 13th day of May 1994.



RED LION INNS LIMITED PARTNERSHIP
(Registrant)

By: RED LION PROPERTIES, INC.
    Its sole General Partner



By: /s/ DAVID J. JOHNSON
    --------------------------
       David J. Johnson
       President and
       Chief Executive Officer