Form 10-Q
period 1994-06-30
RED LION INNS LIMITED PARTNERSHIP
filed 1994-08-12
CIK 810724

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1994
                                                -------------
                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
                                              -------    -------

                       Commission file number    1-9443
                                              ------------


                       Red Lion Inns Limited Partnership
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                       Delaware                   94-3029959
- - ------------------------------------------------------------------------------
           (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)    Identification No.)


                4001 Main Street, Vancouver, Washington  98663
- - ------------------------------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


                                (206) 696-0001
- - ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



- - ------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No     .
                                         -----    -----

                       RED LION INNS LIMITED PARTNERSHIP

                              REPORT ON FORM 10-Q

                      For the quarter ended June 30, 1994

                               Table of Contents

                                                            Page
                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1   Consolidated Financial Statements (Unaudited):

         Consolidated Statements of Income                  3 -4

         Consolidated Balance Sheets                           5

         Consolidated Statement of Partners' Capital           6

         Consolidated Condensed Statements of Cash Flows       7

         Notes to Consolidated Financial Statements         8-10

ITEM 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations     11-14

PART II. OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K                     15

                        PART I:  FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME

                       Red Lion Inns Limited Partnership
                      and Subsidiary Limited Partnership
                                  (unaudited)
                         (dollar amounts in thousands
                           except per unit amounts)

                                        Three Months Ended
                                             June 30,
                                      ----------------------
                                         1994        1993
                                      ----------  ----------
REVENUES                              $   10,209  $    9,269

OPERATING COSTS AND EXPENSES:
  Property taxes                             514         698
  Base management fees                       802         760
  Incentive management fee                 1,635         499
  Depreciation and amortization            2,731       2,544
  Other                                      534         430
                                      ----------  ----------

Total operating costs and expenses         6,216       4,931
                                      ----------  ----------

Operating income                           3,993       4,338

INTEREST EXPENSE                           2,580       2,556
                                      ----------  ----------

Income before income taxes                 1,413       1,782
Income tax provision                          --          63
                                      ----------  ----------

NET INCOME                            $    1,413  $    1,719
                                      ==========  ==========

ALLOCATION OF NET INCOME:
  General Partner                     $       28  $       34
                                      ==========  ==========

  Limited Partners                    $    1,385  $    1,685
                                      ==========  ==========

NET INCOME PER LIMITED PARTNER
  UNIT                                     $0.33       $0.41
                                      ==========  ==========

AVERAGE LIMITED PARTNER UNITS
  OUTSTANDING                          4,133,500   4,133,500
                                      ==========  ==========

                      (see notes to financial statements)

                       CONSOLIDATED STATEMENTS OF INCOME

                       Red Lion Inns Limited Partnership
                      and Subsidiary Limited Partnership
                                  (unaudited)
                         (dollar amounts in thousands
                           except per unit amounts)

                                                       Six Months Ended
                                                           June 30,
                                                    ----------------------
                                                       1994        1993
                                                    ----------  ----------

REVENUES                                            $   17,227  $   15,975

OPERATING COSTS AND EXPENSES:
  Property taxes                                         1,213       1,426
  Base management fees                                   1,480       1,424
  Incentive management fee                               1,635         499
  Depreciation and amortization                          5,411       5,110
  Other                                                    951         832
                                                    ----------  ----------

Total operating costs and expenses                      10,690       9,291
                                                    ----------  ----------

Operating income                                         6,537       6,684

INTEREST EXPENSE                                         5,141       5,100
                                                    ----------  ----------

Income before income taxes and cumulative effect
  of change in accounting principle                      1,396       1,584
Income tax provision                                        --         117
                                                    ----------  ----------
Income before cumulative effect of change in
  accounting principle                                   1,396       1,467
Cumulative effect of change in accounting for
  income taxes                                              --       1,351
                                                    ----------  ----------

NET INCOME                                          $    1,396  $      116
                                                    ==========  ==========

ALLOCATION OF NET INCOME:
  General Partner                                   $       28  $        2
                                                    ==========  ==========

  Limited Partners                                  $    1,368  $      114
                                                    ==========  ==========

INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE
  PER LIMITED PARTNER UNIT                               $0.33  $     0.35
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES PER
  LIMITED PARTNER UNIT                                      --        0.32
                                                    ----------  ----------

NET INCOME PER LIMITED PARTNER UNIT                      $0.33  $     0.03
                                                    ==========  ==========

AVERAGE LIMITED PARTNER UNITS
  OUTSTANDING                                        4,133,500   4,133,500
                                                    ==========  ==========

                      (see notes to financial statements)

                          CONSOLIDATED BALANCE SHEETS

                       Red Lion Inns Limited Partnership
                      and Subsidiary Limited Partnership
                         (dollar amounts in thousands)

                                               June 30,    December 31,
                                                 1994          1993
                                              -----------  -------------
                                              (unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                          $    360       $    213
  Prepaid property taxes                             230             --
                                                --------       --------
    Total current assets                             590            213

PROPERTY AND EQUIPMENT:
  Land                                            17,704         17,713
  Buildings and improvements                     157,366        156,573
  Furnishings and equipment                       49,679         45,764
  Construction in progress                         1,873          2,888
                                                --------       --------
                                                 226,622        222,938
  Less -- accumulated depreciation               (60,504)       (55,254)
                                                --------       --------
                                                 166,118        167,684

DEFERRED LOAN COSTS, net                              89            146
                                                --------       --------

                                                $166,797       $168,043
                                                ========       ========

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Payable to affiliate                          $ 11,077       $  8,355
  Accrued distributions to partners                2,329          2,329
  Interest payable                                   799            793
  Property taxes                                     197            405
  Current portion long-term debt                 115,162          1,371
                                                --------       --------

    Total current liabilities                    129,564         13,253
                                                --------       --------

LONG-TERM DEBT NET OF CURRENT PORTION              9,727        124,023
                                                --------       --------

DEFERRED INCOME TAXES                              1,351          1,351
                                                --------       --------

PARTNERS' CAPITAL:
  Limited Partners, 4,940,000 units issued        38,598         41,777
    Less - 806,500 treasury units, at cost       (11,202)       (11,202)
                                                --------       --------

    Limited Partners, net                         27,396         30,575
  General Partner                                 (1,241)        (1,159)
                                                --------       --------

    Total partners' capital                       26,155         29,416
                                                --------       --------

                                                $166,797       $168,043
                                                ========       ========

                      (see notes to financial statements)

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    For the six months ended June 30, 1994
                       Red Lion Inns Limited Partnership
                      and Subsidiary Limited Partnership
                                  (unaudited)
                         (dollar amounts in thousands)


                                            Limited  Partners
                                -----------------------------------------
                                   Issued Units         Treasury Units
                                -------------------  --------------------
                                                                           General
                                  Units     Amount     Units     Amount    Partner    Total
                                ---------  --------  ---------  ---------  --------  --------

Balance at December 31, 1993    4,940,000  $41,777   (806,500)  $(11,202)  $(1,159)  $29,416

Distributions to partners              --   (4,547)        --         --      (110)   (4,657)

Net income                             --    1,368         --         --        28     1,396
                                ---------  -------   --------   --------   -------   -------

Balance at June 30, 1994        4,940,000  $38,598   (806,500)  $(11,202)  $(1,241)  $26,155
                                =========  =======   ========   ========   =======   =======

                      (see notes to financial statements)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                       Red Lion Inns Limited Partnership
                      and Subsidiary Limited Partnership
                                  (unaudited)
                          Increase (decrease) in cash
                         (dollar amounts in thousands)

                                                       Six Months Ended
                                                           June 30,
                                                      -------------------
                                                        1994       1993
                                                      ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 1,396   $   116
  Adjustments to reconcile net income to cash
    provided from operating activities -
      Depreciation and amortization                      5,411     5,110
      Deferred income taxes                                 --     1,468
      Change in certain current assets
         and liabilities                                 2,290     1,225
                                                       -------   -------

         Net cash provided by operating activities       9,097     7,919
                                                       -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net              (3,788)   (3,253)
                                                       -------   -------

        Net cash used in investing activities           (3,788)   (3,253)
                                                       -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution of cash to partners                      (4,657)   (4,657)
  Payments on term loan                                   (670)     (613)
  Net borrowings under revolving
    credit facility                                        165       248
                                                       -------   -------

         Net cash used in financing activities          (5,162)   (5,022)
                                                       -------   -------

INCREASE (DECREASE) IN CASH                                147      (356)
CASH AT BEGINNING OF PERIOD                                213       168
                                                       -------   -------

CASH AT END OF PERIOD                                  $   360   $  (188)
                                                       =======   =======

                      (see notes to financial statements)

                       RED LION INNS LIMITED PARTNERSHIP
                      AND SUBSIDIARY LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (UNAUDITED)

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

The Partnership has changed the presentation in the accompanying consolidated statements of income for the quarter and six months ended June 30, 1994 and 1993, of the operating revenues and expenses relating to the Hotels managed by Red Lion. The new presentation displays as the Partnership's gross revenues, the payments received from Red Lion as the Partnership has determined that the Management Agreement is in substance a lease agreement and that the gross revenues and gross operating expenses of the Hotels are those of Red Lion and not those of the Partnership. Previously, the total operating revenues and expenses of the Hotels were displayed in the Partnership's Consolidated Statement of Income for additional information purposes. The effect of this new presentation was to reduce revenues and operating expenses by equal amounts of $16,498,000 and $16,046,000 in the quarters ended June 30, 1994 and 1993, respectively, and $32,072,000 and $31,489,000, respectively, in the six-month periods then ended. The other consolidated financial statements and the related notes have been conformed to the new presentation in the income statement.

There was no effect in any period on reported operating income, net income
(loss), net income (loss) per limited partner unit, cash flow available for distribution and incentive management fees or partners' capital as a result of this presentation change. There was no change in the Management Agreement. In connection with the presentation change, the Partnership filed an amended Annual Report on Form 10-K/A on May 9, 1994.

Certain information and footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Commission. The interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's 1993 Annual Report on Form 10-K/A.

The operating results for the current quarter ended June 30, 1994 (the "Current Quarter") and the six months then ended do not necessarily indicate the results expected for the full 1994 year.

In the opinion of management, the accompanying interim financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial condition and results of operations as of June 30, 1994 and for the Current Quarter.

3.   RELATED PARTY TRANSACTIONS

Amounts payable to affiliate of $11,077,000 at June 30, 1994, consist of amounts payable to Red Lion for construction costs, payroll and payroll taxes, support services, base and current incentive management fees, operating supplies, furnishings, and equipment and other current liabilities arising out of normal operations in accordance with the Management Agreement. Amounts payable to affiliate also include the Hotels' net working capital, consisting of accounts payable, certain taxes other than property and income taxes, cash held in hotel accounts, accounts receivable, inventories and prepaid expenses. Such net working capital amounted to $2,019,000 and $2,646,000 at June 30, 1994 and 1993, respectively. Amounts payable to affiliate which are outstanding for more than 30 days incur interest at a Prime-based interest rate.

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

In First Quarter 1993, the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS109). This statement requires, among other things, the recording of deferred income taxes based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate. The cumulative effect of this accounting change resulted in a non-cash charge to income of $1,351,000, or $.32 per unit in First Quarter 1993. This charge reflects the tax effect, as of January 1, 1993, of cumulative differences between the book and tax bases of the Partnership's assets from depreciation differences that are estimated to exist after the Partnership becomes a taxable entity. The Partnership has determined that no further adjustments to deferred income taxes were necessary during the three and six months ended June 30, 1994.

5.   SUPPLEMENTAL CASH FLOW DISCLOSURE

During the six-month periods ended June 30, 1994 and 1993, the Partnership made interest payments amounting to $5,135,000 and $5,101,000, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - -------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
- - ---------------------

As discussed in note 2 above, the Partnership displays as its gross revenues the payments received from Red Lion which represent the gross operating profit of the Hotels. The following table defines the gross operating profit of the
Hotels:

                                      Three Months Ended  Six Months Ended
                                           June 30,           June 30,
                                      ------------------  ----------------
                                        1994      1993     1994     1993
                                      --------  --------  -------  -------
REVENUES:
  Rooms                                $15,658   $14,530  $28,115  $26,712
  Food and beverage                      8,609     8,597   16,496   16,499
  Other                                  2,440     2,188    4,688    4,253
                                       -------   -------  -------  -------

    Total revenues                      26,707    25,315   49,299   47,464
                                       -------   -------  -------  -------

OPERATING COSTS AND EXPENSES:
  Rooms                                  3,588     3,458    6,865    6,705
  Food and beverage                      6,780     6,910   13,239   13,419
  Other                                    965       906    1,838    1,789
  Administrative and general             2,225     1,984    4,333    3,978
  Sales, promotion and advertising       1,153     1,070    2,286    2,139
  Utilities                                809       770    1,610    1,594
  Repairs and maintenance                  978       948    1,901    1,865
                                       -------   -------  -------  -------

    Total operating costs and
       expenses                         16,498    16,046   32,072   31,489
                                       -------   -------  -------  -------

Gross operating profit of Hotels       $10,209   $ 9,269  $17,227  $15,975
                                       =======   =======  =======  =======

PARTNERSHIP REVENUES: For the Current Quarter, revenues which, as noted above, represent the payments received from Red Lion, increased to $10.2 million from $9.3 million in the comparable 1993 quarter, an increase of $.9 million, or 9.7%. For the six months ended June 30, 1994, revenues increased to $17.2 million from $16.0 million in the comparable 1993 period, an increase of $1.2 million or 7.5%. The changes in specific revenues and expenses, including those of the Hotels that affect the payments received from Red Lion and thus the Partnership's revenues and operating results, are discussed below.

HOTEL REVENUES: For the Current Quarter, room revenues increased to $15.7 million from $14.5 million, an increase of $1.2 million, or 8.3% from the prior year quarter. For the six months ended June 30, 1994, room revenues increased to $28.1 million from $26.7 million, an increase of $1.4 million, or 5.2%. The increase in room revenues for the Current Quarter and six months ended June 30, 1994, is due to an increase in occupancy and to an improvement in the average room rate.

A summary of occupancy and room rates for the Hotels follows:

                        Three Months Ended         Six Months Ended
                            June 30,                   June 30,
                        ------------------         -----------------
                         1994       1993            1994       1993
                        ------     ------          ------     ------
Occupancy Percentage     78.1%      76.7%           72.6%      72.0%
Average Room Rate       $71.81     $67.81          $69.72     $66.79

For the Current Quarter and six months ended June 30, 1994, food and beverage revenues, at $8.6 million and $16.5 million, respectively, were essentially unchanged from the prior year periods.

Other revenues for the Current Quarter and six-month period increased by $.2 million (9.1%) and $.4 million (9.3%), respectively, due to the increase in occupancy and higher meeting room and equipment rentals.

Operating results are affected by seasonality. The Current Quarter results reflect spring and early summer in which revenues are typically lower than in late summer but higher than in winter.

OPERATING INCOME: For the Current Quarter, operating income before incentive management fee, depreciation and amortization increased to $8.4 million from $7.4 million, an increase of $1.0 million, or 13.5%. As a percentage of Hotel revenues, this item increased to 31.5% from 29.3% in the prior year quarter, and increase of 2.2 points. For the six months ended June 30, 1994, operating income before incentive management fee, depreciation and amortization increased to $13.6 million from the comparable prior year period amount of $12.3 million, an increase of $1.3 million, or 10.6%. As a percentage of Hotel revenues, this item increased to 27.6% from 25.9% in the prior year, an increase of 1.7 points. These increases reflect the improvement in operations discussed above.

NET INCOME: For the Current Quarter, net income was $1.4 million ($.33 per unit) compared to the prior year quarter's $1.7 million ($.41 per unit). For the six months ended June 30, 1994, net income before accounting change was $1.4 million ($.33 per unit) compared to the comparable prior year period amount of $1.5 million ($.35 per unit). The Current Quarter and six-month amounts reflect higher incentive management fees which resulted from an increase in cash flow available for incentive management fees.

CASH FLOW AVAILABLE FOR DISTRIBUTION AND INCENTIVE MANAGEMENT FEE: As defined in the Management Agreement, cash flow available for distributions and incentive management fee ("Cash Flow") is net income (or loss) before non-cash charges (principally depreciation and amortization) and incentive management fee, but after the reserve for capital improvements and principal payments on mortgage debt. Cash Flow increased in the Current Quarter to $4.6 million from the prior year quarter's $3.8 million, an increase of $.8 million, or 21.1%. Cash Flow for the six months ended June 30, 1994 increased to $6.3 million from the comparable prior year period's $5.2 million, an increase of $1.1 million, or 21.2%. The increase in Cash Flow is due to improved operations.

LIQUIDITY
- - ---------

During the Current Quarter, cash provided by operating activities was sufficient to satisfy operating cash requirements. It is expected that, for 1994, cash provided by both operations and the lending facility discussed below, or other sources, will be sufficient to meet anticipated cash requirements.

The Operating Partnership has the availability of a $14.1 million revolving loan facility. During the Current Quarter, average borrowings under the facility were $11.6 million. The interest rate on the outstanding balance averaged 5.4% for the quarter. At June 30, 1994, the balance outstanding under the line was $12.0 million.

On April 14, 1995, the Partnership's credit agreement, comprised of the $103.2 million mortgage note and the above-mentioned revolving loan facility, becomes due. The combined $115.2 million balance is included under current liabilities on the accompanying balance sheet. The Partnership intends to either refinance or obtain an extension for the credit agreement prior to the due date.

On July 19, 1994, the General Partner declared a quarterly cash distribution of $.55 per unit ($2.20 annualized) for the Current Quarter, payable on August 15, 1994, to unitholders of record on July 31, 1994. This distribution has been accrued in the accompanying financial statements.

Cash flow available for distribution and incentive management fees was sufficient, as defined in the Management Agreement to cover accrued cash distributions for the quarters and six-month periods ended June 30, 1994 and 1993 (thousands):

                                          Three Months Ended Six Months Ended
                                               June 30           June 30,
                                          ------------------ ----------------
                                           1994      1993     1994     1993
                                          -------   -------  -------  -------
Net Income                                $ 1,413   $ 1,719  $ 1,396  $   116
Add (deduct):
  Depreciation and amortization             2,731     2,544    5,411    5,110
  Incentive management fee                  1,635       499    1,635      499
  Deferred income taxes                        --        63       --    1,468
  Cash reserved for capital
     improvements                            (802)     (760)  (1,480)  (1,424)
  Repayments on term loan                    (339)     (310)    (670)    (613)
                                          -------   -------  -------  -------
Cash flow available for distribution and
  incentive management fees                 4,638     3,755    6,292    5,156
Cash required for priority distribution    (2,329)   (2,329)  (4,657)  (4,657)
                                          -------   -------  -------  -------
Cash flow available for incentive
  management fees                         $ 2,309   $ 1,426  $ 1,635  $   499
                                          =======   =======  =======  =======

The year-to-date cash flow available for distribution and incentive management fees exceeded accrued cash distributions by $1,635,000. The Partnership accrued an incentive management fee in the same amount at June 30, 1994. As noted in the discussion of operations above, the operations of the Hotels are affected by seasonality with summer and fall revenues typically higher than winter revenues. Operating results for the interim period do not necessarily indicate the results expected for the full year.

Capital Resources
- - -----------------

During the six months ended June 30, 1994, gross expenditures on capital improvements amounted to $3.8 million.

                       RED LION INNS LIMITED PARTNERSHIP

                          PART II:  OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits - None.

 (b) Reports on form 8-K - No reports on Form 8-K were filed during the quarter for which this report is being filed.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Vancouver, Washington, on the 12th day of August 1994.



RED LION INNS LIMITED PARTNERSHIP
- - ---------------------------------
(Registrant)

By:  RED LION PROPERTIES, INC.
     Its sole General Partner



By:  /s/ DAVID J. JOHNSON
     -----------------------
     David J. Johnson
     President and
     Chief Executive Officer