Form 10-Q
period 1994-09-30
RED LION INNS LIMITED PARTNERSHIP
filed 1994-11-14
CIK 810724

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1994
                                              ------------------
                                 OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______to_______


                        Commission file number  1-9443
                                                ------


                       Red Lion Inns Limited Partnership
- - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                       94-3029959
- - - --------------------------------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


 4001 Main Street, Vancouver, Washington                          98663
- - - --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                (206) 696-0001
- - - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



- - - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

                       RED LION INNS LIMITED PARTNERSHIP

                              REPORT ON FORM 10-Q

                    For the quarter ended September 30, 1994

                               Table of Contents

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

ITEM 1    Consolidated Financial Statements (Unaudited):

          Consolidated Statements of Income                                  3-4

          Consolidated Balance Sheets                                          5

          Consolidated Statement of Partners' Capital                          6

          Consolidated Condensed Statements of Cash Flows                      7

          Notes to Consolidated Financial Statements                        8-10

ITEM 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    11-14


PART II.  OTHER INFORMATION

ITEM 6    Exhibits and Reports on Form 8-K                                    15

                         PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
- - - -------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME

                       Red Lion Inns Limited Partnership
                       and Subsidiary Limited Partnership
                                  (unaudited)
                          (dollar amounts in thousands
                            except per unit amounts)

                                           Three Months Ended
                                              September 30,
                                          ----------------------
                                             1994        1993
                                          ----------  ----------
REVENUES                                    $10,382      $9,767

OPERATING COSTS AND EXPENSES:
  Property taxes                                688         685
  Base management fee                           794         767
  Incentive management fee                    2,386       1,957
  Depreciation and amortization               2,715       2,542
  Other                                         439         386
                                          ---------   ---------

Total operating costs and expenses            7,022       6,337
                                          ---------   ---------

Operating income                              3,360       3,430

INTEREST EXPENSE                              2,606       2,559
                                          ---------   ---------

Income before income taxes                      754         871
Income tax provision                             25          54
                                          ---------   ---------

NET INCOME                                  $   729      $  817
                                          ---------   ---------

ALLOCATION OF NET INCOME:
  General Partner                           $    15      $   16
                                          ---------   ---------

  Limited Partners                          $   714      $  801
                                          ---------   ---------

NET INCOME PER LIMITED PARTNER
  UNIT                                      $  0.17      $ 0.19
                                          ---------   ---------

AVERAGE LIMITED PARTNER UNITS
  OUTSTANDING                             4,133,500   4,133,500
                                          ---------   ---------

                      (see notes to financial statements)

                       CONSOLIDATED STATEMENTS OF INCOME

                       Red Lion Inns Limited Partnership
                       and Subsidiary Limited Partnership
                                  (unaudited)
                          (dollar amounts in thousands
                            except per unit amounts)

                                                         Nine Months Ended
                                                           September 30,
                                                       ----------------------
                                                          1994        1993
                                                       ----------  ----------
REVENUES                                               $   27,609  $   25,742

OPERATING COSTS AND EXPENSES:
  Property taxes                                            1,901       2,111
  Base management fee                                       2,273       2,191
  Incentive management fee                                  4,021       2,456
  Depreciation and amortization                             8,126       7,652
  Other                                                     1,391       1,218
                                                       ----------  ----------

Total operating costs and expenses                         17,712      15,628
                                                       ----------  ----------

Operating income                                            9,897      10,114

INTEREST EXPENSE                                            7,747       7,659
                                                       ----------  ----------

Income before income taxes and cumulative effect
  of change in accounting principle                         2,150       2,455
Income tax provision                                           25         171
                                                       ----------  ----------
Income before cumulative effect of change in
  accounting principle                                      2,125       2,284
Cumulative effect of change in accounting for
  income taxes                                                 --       1,351
                                                       ----------  ----------

NET INCOME                                             $    2,125  $      933
                                                       ----------  ----------

ALLOCATION OF NET INCOME:
  General Partner                                      $       42  $       19
                                                       ----------  ----------

  Limited Partners                                     $    2,083  $      914
                                                       ----------  ----------

NET INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE
  PER LIMITED PARTNER UNIT                             $     0.50  $     0.54
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES PER
  LIMITED PARTNER UNIT                                         --        0.32
                                                       ----------  ----------

NET INCOME PER LIMITED PARTNER UNIT                    $     0.50  $     0.22
                                                       ----------  ----------

AVERAGE LIMITED PARTNER UNITS
  OUTSTANDING                                           4,133,500   4,133,500
                                                       ----------  ----------

                      (see notes to financial statements)

                          CONSOLIDATED BALANCE SHEETS

                       Red Lion Inns Limited Partnership
                       and Subsidiary Limited Partnership

                         (dollar amounts in thousands)

                                                September, 30,   December 31,
                                                     1994            1993
                                                --------------  -------------
                                                  (unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                             $    185        $    213
  Prepaid property taxes                                218              --
                                                   --------        --------
    Total current assets                                403             213
                                                   --------        --------

PROPERTY AND EQUIPMENT:
  Land                                               17,705          17,713
  Buildings and improvements                        158,370         156,573
  Furnishings and equipment                          51,019          45,764
  Construction in progress                            1,662           2,888
                                                   --------        --------
                                                    228,756         222,938
  Less -- accumulated depreciation                  (63,062)        (55,254)
                                                   --------        --------
                                                    165,694         167,684
                                                   --------        --------

DEFERRED LOAN COSTS, net                                 61             146
                                                   --------        --------

                                                   $166,158        $168,043
                                                   --------        --------

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Payable to affiliate                             $ 12,678        $  8,355
  Accrued distributions to partners                   2,329           2,329
  Interest payable                                      795             793
  Property taxes                                        696             405
  Current portion long-term debt                    114,002           1,371
                                                   --------        --------

    Total current liabilities                       130,500          13,253
                                                   --------        --------

LONG-TERM DEBT NET OF CURRENT PORTION                 9,727         124,023
                                                   --------        --------

DEFERRED INCOME TAXES                                 1,376           1,351
                                                   --------        --------

PARTNERS' CAPITAL:
  Limited Partners, 4,940,000 units issued           37,039          41,777
    Less - 806,500 treasury units, at cost          (11,202)        (11,202)
                                                   --------        --------

    Limited Partners, net                            25,837          30,575
  General Partner                                    (1,282)         (1,159)
                                                   --------        --------

    Total partners' capital                          24,555          29,416
                                                   --------        --------

                                                   $166,158        $168,043
                                                   --------        --------

                      (see notes to financial statements)

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  For the nine months ended September 30, 1994

                       Red Lion Inns Limited Partnership
                       and Subsidiary Limited Partnership
                                  (unaudited)
                         (dollars amounts in thousands)



                                             Limited Partners
                                 ----------------------------------------
                                    Issued Units        Treasury Units
                                 -------------------  -------------------
                                                                           General
                                   Units     Amount     Units    Amount    Partner    Total
                                 ---------  --------  --------  ---------  --------  --------

Balance at December 31, 1993     4,940,000  $41,777   (806,500)  $(11,202)  $(1,159)  $29,416

Distributions to partners               --   (6,821)        --         --      (165)   (6,986)

Net income                              --    2,083         --         --        42     2,125
                                 ---------  -------   --------   --------   -------   -------

Balance at September 30, 1994    4,940,000  $37,039    (806,500)  $(11,202)  $(1,282)  $24,555
                                 ---------  -------   ---------   --------   -------   -------

                      (see notes to financial statements)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                       Red Lion Inns Limited Partnership
                       and Subsidiary Limited Partnership
                                  (unaudited)
                          Increase (decrease) in cash

                         (dollar amounts in thousands)

                                                                Nine Months Ended
                                                                  September 30,
                                                                -----------------
                                                                 1994      1993
                                                                ------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 2,125   $   933
  Adjustments to reconcile net income to cash
    provided from operating activities -
      Depreciation and amortization                               8,126     7,652
      Deferred income taxes                                          25     1,522
      Change in certain current assets and liabilities            4,398     3,357
                                                                -------   -------

         Net cash provided by operating activities               14,674    13,464
                                                                -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net                       (6,051)   (5,038)
  Cash reserved for capital improvements                         (2,273)   (2,191)
  Cash withdrawn from reserve for capital improvements            2,273     2,191
                                                                -------   -------

        Net cash used in investing activities                    (6,051)   (5,038)
                                                                -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution of cash to partners                               (6,986)   (6,986)
  Payments on term loan                                          (1,017)     (930)
  Net repayments on revolving credit facility                      (648)     (183)
                                                                -------   -------

Net cash used in financing activities                            (8,651)   (8,099)
                                                                -------   -------

INCREASE (DECREASE) IN CASH                                         (28)      327
CASH AT BEGINNING OF PERIOD                                         213       168
                                                                -------   -------

CASH AT END OF PERIOD                                           $   185   $   495
                                                                -------   -------

                      (see notes to financial statements)

                       RED LION INNS LIMITED PARTNERSHIP
                      AND SUBSIDIARY LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1994
                                  (UNAUDITED)

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

The Partnership has changed the presentation in the accompanying consolidated statements of income for the quarter and nine months ended September 30, 1994 and 1993, of the operating revenues and expenses relating to the Hotels managed by Red Lion. The new presentation displays as the Partnership's gross revenues, the payments received from Red Lion as the Partnership has determined that the Management Agreement is in substance a lease agreement and that the gross revenues and gross operating expenses of the Hotels are those of Red Lion and not those of the Partnership. Previously, the total operating revenues and expenses of the Hotels were displayed in the Partnership's Consolidated Statement of Income for additional information purposes. The effect of this new presentation was to reduce revenues and operating expenses by equal amounts of $16,086,000 and $15,816,000 in the quarters ended September 30, 1994 and 1993, respectively, and $48,158,000 and $47,305,000, respectively, in the nine-month periods then ended. The other consolidated financial statements and the related notes have been conformed to the new presentation in the income statement.

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

The operating results for the current quarter ended September 30, 1994 (the "Current Quarter") and the nine months then ended do not necessarily indicate the results expected for the full 1994 year.

In the opinion of management, the accompanying interim financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial condition and results of operations as of September 30, 1994 and for the quarter and nine months then ended.

3.   RELATED PARTY TRANSACTIONS

Amounts payable to affiliate of $12,678,000 at September 30, 1994, consist of amounts payable to Red Lion for construction costs, payroll and payroll taxes, support services, base and current incentive management fees, operating supplies, furnishings, and equipment and other current liabilities arising out of normal operations in accordance with the Management Agreement. Amounts payable to affiliate also include the Hotels' net working capital, consisting of accounts payable, certain taxes other than property and income taxes, cash held in hotel accounts, accounts receivable, inventories and prepaid expenses. Such net working capital amounted to $2,072,000 and $1,367,000 at September 30, 1994 and 1993, respectively. Amounts payable to affiliate which are outstanding for more than 30 days incur interest at a Prime-based interest rate.

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

In First Quarter 1993, the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS109). This statement requires, among other things, the recording of deferred income taxes based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate. The cumulative effect of this accounting change resulted in a non-cash charge to income of $1,351,000, or $.32 per unit in First Quarter 1993. This charge reflects the tax effect, as of January 1, 1993, of cumulative differences between the book and tax bases of the Partnership's assets from depreciation differences that are estimated to exist after the Partnership becomes a taxable entity. The Partnership recorded an additional $25,000 of deferred income taxes in the Current Quarter.

5.   SUPPLEMENTAL CASH FLOW DISCLOSURE

During the nine-month periods ended September 30, 1994 and 1993, the Partnership made interest payments amounting to $7,745,000 and $7,665,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - - ---------------------

As discussed in note 2 above, the Partnership displays as its gross revenues the payments received from Red Lion which represent the gross operating profit of the Hotels. The following table defines the gross operating profit of the
Hotels:

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                                ----------------------       ---------------------
                                                  1994           1993          1994          1993
                                                -------        -------       --------       -------
REVENUES:
  Rooms                                         $16,415        $15,969        $44,530       $42,681
  Food and beverage                               7,649          7,586         24,145        24,085
  Other                                           2,404          2,028          7,092         6,281
                                                -------        -------        -------       -------

    Total revenues                               26,468         25,583         75,767        73,047

OPERATING COSTS AND EXPENSES:
  Rooms                                           3,768          3,680         10,633        10,385
  Food and beverage                               6,217          6,247         19,456        19,666
  Other                                             945            904          2,783         2,693
  Administrative and general                      2,061          2,108          6,394         6,086
  Sales, promotion and advertising                1,177          1,060          3,463         3,199
  Utilities                                         913            854          2,523         2,448
  Repairs and maintenance                         1,005            963          2,906         2,828
                                                -------        -------        -------       -------

    Total operating costs and expenses           16,086         15,816         48,158        47,305
                                                -------        -------        -------       -------

Gross operating profit of Hotels                $10,382        $ 9,767        $27,609       $25,742
                                                =======        =======        =======       =======

PARTNERSHIP REVENUES: For the Current Quarter, revenues which, as noted above, represent the payments received from Red Lion, increased to $10.4 million from $9.8 million in the comparable 1993 quarter, an increase of $.6 million, or 6.1%. For the nine months ended September 30, 1994, revenues increased to $27.6 million from $25.7 million in the comparable 1993 period, an increase of $1.9 million or 7.4%. The changes in specific revenues and expenses, including those of the Hotels that affect the payments received from Red Lion and thus the Partnership's revenues and operating results, are discussed below.

HOTEL REVENUES: For the Current Quarter, room revenues increased to $16.4 million from $16.0 million, an increase of $.4 million, or 2.5% from the prior year quarter. For the nine months ended September 30, 1994, room revenues increased to $44.5 million from $42.7 million, an increase of $1.8 million, or 4.2%. The increase in room revenues for the Current Quarter and nine months ended September 30, 1994, is due principally to higher room rates. The average occupancy rate was lower for the Current Quarter due to the effects of major renovation work at one of the Partnership hotels.

A summary of occupancy and room rates for the Hotels follows:

                         Three Months Ended    Nine Months Ended
                           September 30,         September 30,
                        --------------------  -------------------
                          1994       1993       1994       1993
                        ---------  ---------  ---------  --------
Occupancy Percentage        80.8%      82.8%      75.4%     75.6%
Average Room Rate         $72.00     $68.34     $70.54    $67.36

For the Current Quarter and nine months ended September 30, 1994, food and beverage revenues, at $7.6 million and $24.1 million, respectively, were essentially unchanged from the prior year periods.

Other revenues for the Current Quarter and nine months ended September 30, 1994 increased by $.4 million (20%), and $.8 million (12.7%), respectively. The increases were due to higher meeting room rentals and higher revenues from auxiliary enterprises including parking and gift shops.

Operating results are affected by seasonality. The Current Quarter results reflect the late summer and early fall seasons in which revenues are typically higher than in winter periods.

As discussed in Note 2 above, due to their seasonal nature, operating results for interim periods do not necessarily indicate the results expected for the full year.

OPERATING INCOME: For the Current Quarter, operating income before incentive management fee, depreciation and amortization increased to $8.5 million from $7.9 million, an increase of $.6 million, or 7.6%. As a percentage of Hotel revenues, this item increased to 32.1% from 30.9% in the prior year quarter, an increase of 1.2 points. For the nine months ended September 30, 1994, operating income before incentive management fee, depreciation and amortization increased to $22.0 million from the comparable prior year period amount of $20.2 million, an increase of $1.8 million, or 8.9%. As a percentage of Hotel revenues, this item increased to 29% from 27.7% in operations in the prior year, an increase of
1.3 points. These increases reflect improvements in operations and lower workers compensation charges for the Current Quarter.

NET INCOME: For the Current Quarter, net income was $.7 million ($.17 per unit) compared to the prior year quarter's $.8 million ($.19 per unit). For the nine months ended September 30, 1994, net income before the change in accounting for income taxes was $2.1 million ($.50 per unit) compared to the comparable prior year period amount of $2.3 million ($.54 per unit). The Current Quarter and nine-month amounts reflect higher incentive management fees which resulted from the higher cash flow available for incentive management fees.

CASH FLOW AVAILABLE FOR DISTRIBUTION AND INCENTIVE MANAGEMENT FEE: As defined in the Management Agreement, cash flow available for distributions and incentive management fee ("Cash Flow") is net income (or loss) before non-cash charges (principally depreciation and amortization) and incentive management fee, but after the reserve for capital improvements and principal payments on mortgage debt. Cash Flow increased in the Current Quarter to $4.7 million ($1.11 per unit) from the prior year quarter's $4.3 million ($1.01 per unit), an increase of $.4 million ($.10 per unit), or 9.3%. Cash Flow for the nine months ended September 30, 1994 increased to $11.0 million ($2.60 per unit) from the comparable prior year period's $9.4 million ($2.23 per unit), an increase of $1.6 million ($.37 per unit), or 17%. The increase in Cash Flow is due to the improvement in operations discussed above.

LIQUIDITY
- - - ---------

During the Current Quarter, cash provided by operating activities was sufficient to satisfy operating cash requirements. It is expected that, for 1994, cash provided by both operations and the lending facility discussed below, or other sources, will be sufficient to meet anticipated cash requirements.

The Operating Partnership has the availability of a $14.1 million revolving loan facility. During the Current Quarter, average borrowings under the facility were $11.8 million. The interest rate on the outstanding balance averaged 6% for the quarter. At September 30, 1994, the balance outstanding under the line was $11.2 million.

On April 14, 1995, the Partnership's credit agreement, comprising the $102.8 million mortgage note and the above-mentioned revolving loan facility becomes due. The combined $114 million balance is included under current liabilities on the accompanying balance sheet. The Partnership intends to either refinance or obtain an extension for the credit agreement prior to the due date.

On October 20, 1994, the General Partner declared a quarterly cash distribution of $.55 per unit ($2.20 annualized) for the Current Quarter, payable on November 15, 1994, to unitholders of record on October 31, 1994. This distribution has been accrued in the accompanying financial statements.

Cash Flow, as defined in the Management Agreement, was sufficient to cover accrued cash distributions for the quarters and nine-month periods ended September 30, 1994 and 1993 (thousands):

                                                  Three Months Ended    Nine Months Ended
                                                     September 30,        September 30,
                                                  ------------------    -----------------
                                                    1994       1993       1994      1993
                                                  -------    -------    -------   -------

Net Income                                        $   729    $   817    $ 2,125   $   933
Add (deduct):
  Depreciation and amortization                     2,715      2,542      8,126     7,652
  Incentive management fee                          2,386      1,957      4,021     2,456
  Deferred income taxes                                25         54         25     1,522
  Cash reserved for capital improvements             (794)      (767)    (2,273)   (2,191)
  Repayments on term loan                            (346)      (317)    (1,017)     (930)
                                                  -------    -------    -------   -------

Cash flow available for distribution and
  incentive management fees                         4,715      4,286     11,007     9,442
Cash required for priority distribution            (2,329)    (2,329)    (6,986)   (6,986)
                                                  -------    -------    -------   -------

Cash flow available for incentive
  management fees                                 $ 2,386    $ 1,957    $ 4,021   $ 2,456
                                                  -------    -------    -------   -------

Cash flow available for distribution
  and incentive management fees per unit          $  1.11    $  1.01    $  2.60   $  2.23
                                                  -------    -------    -------   -------

The year-to-date Cash Flow exceeds accrued cash distributions by $4,021,000. It is expected that year-to-date cash flow available for incentive management fees will decrease during the Partnership's fourth quarter. As noted in the discussion of operations above, the operations of the Hotels are affected by seasonality with summer and fall revenues typically higher than winter revenues. Operating results for the interim period do not necessarily indicate the results expected for the full year.

CAPITAL RESOURCES
- - - -----------------

During the nine months ended September 30, 1994, gross expenditures on capital improvements amounted to $6.1 million.

                       RED LION INNS LIMITED PARTNERSHIP

                          PART II:  OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
- - - -------  ---------------------------------

 (a) Exhibits: Exhibit 27 - Article 5 Financial Data Schedule for 3rd Quarter 10-Q.

 (b) Reports on form 8-K - No reports on Form 8-K were filed during the quarter for which this report is being filed.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Vancouver, Washington, on the 14th day of November 1994.



RED LION INNS LIMITED PARTNERSHIP
- - - ---------------------------------
(Registrant)

By:  RED LION PROPERTIES, INC.
     Its sole General Partner



By:  /S/ J. RAY VINGO
     ---------------------
     J. Ray Vingo
     Executive Vice President and
     Chief Financial Officer

                               INDEX OF EXHIBITS




Exhibit
Number
- - - ------

  27        Article 5 Financial Data Schedule for 3rd Quarter 10-Q