Form 10-K
RED LION INNS LIMITED PARTNERSHIP
filed 1995-03-31
CIK 810724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

                                  (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994
                                            -----------------
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________
                         Commission File Number 1-9443
                                                ------

                       RED LION INNS LIMITED PARTNERSHIP
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      94-3029959
-------------------------------               ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                                No.)


4001 Main Street, Vancouver, Washington                       98663
---------------------------------------                       -----
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:     (360) 696-0001
                                                        --------------
Securities registered pursuant to Section 12(b) of the Act:


          Title of each class                  Name of each exchange on which
Units representing limited partnership                   registered
             interests                            American Stock Exchange
--------------------------------------            -----------------------
          Securities registered pursuant to Section 12(g) of the Act

                                     None
                              ------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
form 10-K.[   ]

The aggregate market value of units of non-voting limited partnership interests held by non-affiliates was $97,008,000 at February 15, 1995, and is based on a closing price of $23.50 and 4,128,000 units outstanding.

                                     PART I
Item 1        Business
----------------------

GENERAL DEVELOPMENT OF BUSINESS:

Red Lion Inns Limited Partnership and its subsidiary limited partnership, Red Lion Inns Operating L.P. (the "Partnership" and the "Operating Partnership", respectively; collectively, the "Partnership"), were formed on January 16, 1987, under the Delaware Revised Uniform Limited Partnership Act for the purpose of owning, through the Operating Partnership, ten Red Lion hotels (the "Hotels"). The Hotels had been previously owned by Red Lion, a California Limited Partnership ("Red Lion"), since April 10, 1985. Red Lion Properties, Inc. (the "General Partner"), a wholly-owned subsidiary of Red Lion, is the general partner for both the Partnership and the Operating Partnership.

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

The Partnership's Hotels are located in western and mid-western states and compete primarily in the upscale sector of the hospitality market. Red Lion has had particular success in establishing its presence in the medium-sized city segment of the hospitality market. The Hotels are typically located near airports or major traffic arteries and are convenient to commercial centers or tourist destinations. The Hotels vary in size, ranging from 208 rooms to 476 rooms.

Red Lion's operating strategy emphasizes a commitment to service and customer value, reinvestment in facilities, quality food and beverage services and maintenance of a strong base of group business and direct sales and marketing. The hospitality industry is highly competitive. Red Lion distinguishes itself from competing hotel chains by providing exceptional service and value to its customers, with high-quality facilities, food and beverage services which attract local clientele as well as hotel guests, and extensive meeting and convention facilities.

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

All of the Hotels offer full-service accommodations. In addition to restaurants, lounges, banquet and meeting space, most of the Hotels offer oversized rooms with oversized beds, premium television channel availability, complimentary airport shuttle service, free parking, swimming pools, room service and valet services. Red Lion develops and implements advertising, public relations, market research and training programs on behalf of the Hotels. Technical training and assistance is provided to each Hotel for other areas such as front office operations, reservations, housekeeping, property maintenance, energy management, laundry, valet services, telephone systems and guest services. Other services provided by Red Lion include accounting and cash management, risk management, credit and collection, tax compliance, legal, computer and point of sale systems support and internal audit. Red Lion's food and beverage division establishes quality levels and monitors performance, provides culinary training, assisting in menu design, pricing, accounting and cost controls.

Red Lion purchases for the Hotels certain operating supplies, furnishings and equipment allowing Red Lion to ensure consistently high quality and to control costs.

A toll-free reservation system is available to customers throughout the United States and Canada. Red Lion is in the process of upgrading and improving its central reservation system based in Vancouver, Washington, a project expected to be implemented in 1996. The improved system will provide, among other features, a real time inventory of all the Company's rooms, which will enhance the Company's ability to manage occupancy yields and room rates. Red Lion also participates in major national and international airline reservations systems which allow travel agents to book Red Lion hotel reservations.

The Partnership has no employees. Hotel and administrative personnel are employed by Red Lion. Neither the Partnership nor the Operating Partnership is responsible for the payment of executive compensation to the officers of the General Partner. The Partnership reimburses Red Lion for the cost of providing such services at the hotel level and reimburses the General Partner for Partnership administrative costs. For further discussion of reimbursements to the General Partner and executive compensation, see Items 11 and 13 of this report.

The table below presents comparative information on certain characteristics of the Hotels:

Average Number of Rooms Per Hotel(1) - 306

                                            YEAR-ENDED DECEMBER 31,
                                          ---------------------------
                                             1994      1993      1992
                                          -------   -------   -------
Occupancy Percentage(2)                     72.8%     73.3%     72.7%

Average Room Rate(3)                      $ 70.22   $ 66.67   $ 64.56

Average Gross Revenue per room
  per year(2)                             $32,813   $31,358   $31,177

Average Gross Operating Profit
  per room per year(2)                    $11,455   $10,427   $10,148

Average Food and Beverage
  Revenues per room per year(2)           $11,021   $10,788   $11,254

----------
(1) As of December 31, 1994.
(2) Calculated on a per available room per year basis.
(3) Based on rooms occupied.

Item 2        Properties
------------------------

The Hotels were originally selected by the General Partner so as to be representative of the Red Lion portfolio taking into account the age, guest capacity, occupancy levels, average daily room rates, profitability and the geographical diversity of the Hotels. The Hotels have an average of 306 rooms per Hotel and have at least two food outlets per Hotel.

The following table presents certain information concerning the Hotels:

                                                   NUMBER OF
       PROPERTY                  LOCATION         GUEST ROOMS
       --------            --------------------   -----------
   Red Lion Hotel/         Sacramento, CA              448
   Sacramento

   Red Lion Hotel/         Colorado Springs, CO        299
   Colorado Springs

   Red Lion Hotel/         Boise, ID                   304
   Riverside

   Red Lion Hotel/         Omaha, NE                   413
   Omaha(1)

   Red Lion Inn/           Springfield, OR             234
   Springfield(1)

   Red Lion Hotel/         Portland, OR                476
   Lloyd Center

   Red Lion Hotel/         Portland, OR                235
   Downtown

   Red Lion Inn/           Bellevue, WA                208
   Bellevue Center

   Red Lion Inn/           Spokane,WA                  237
   Spokane

   Red Lion Inn/           Yakima, WA                  209
   Yakima Valley                                     -----

                           Total Rooms               3,063
                                                     =====

----------
(1)Property subject to full or partial ground lease.

During 1994, the Partnership carried out capital improvements at the Hotels amounting to $8.1 million, which included $3.3 million for room renovations, of which $1.5 million was used for an extensive guest room refurbishment at the Partnership's Sacramento property. Other improvements included $2.2 million used for public area refurbishments, lock and structural upgrades.

Item 3        Legal Proceedings
-------------------------------

The Partnership is not a party to any material legal proceedings.

Item 4        Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------

There were no matters submitted to a vote of Unitholders during the quarter ended December 31, 1994.

                                    PART II


Item 5        Market for Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------------
              Matters
              -------

Red Lion Inns Limited Partnership units are listed on the American Stock Exchange under the symbol RED. Per unit market prices during 1994 and 1993 were:

                                            QUARTER ENDED
                          -------------------------------------------------

                            MAR. 31     JUN. 30      SEP. 30      DEC. 31
                          ----------  -----------  -----------  -----------
                 1994
                 ----
                 High       $28 7/8     $25 3/4      $25 3/4      $24 5/8
                 Low         24 3/4      23 1/2       24           21 1/8

                 1993
                 ----
                 High            26      26 1/2       26 1/4       29
                 Low         21 1/4      23 1/4       23           26

Cash distributions to unitholders were:

                                                                  Per Unit
     1994            Record Date         Payment Date         Cash Distribution
-----------------    ----------------    -----------------    -----------------
First Quarter        April 30, 1994      May 13, 1994              $   .55
Second Quarter       July 31, 1994       August 15, 1994               .55
Third Quarter        October 31, 1994    November 15, 1994             .55
Fourth Quarter       January 31, 1995    February 15, 1995             .55
                                                                   -------
                                                                   $  2.20
                                                                   =======
     1993
-----------------
First Quarter        April 30, 1993      May 14, 1993              $   .55
Second Quarter       July 31, 1993       August 13, 1993               .55
Third Quarter        October 31, 1993    November 15, 1993             .55
Fourth Quarter       January 31, 1994    February 15, 1994             .55
                                                                   -------
                                                                   $  2.20
                                                                   =======

At December 31, 1994, the Partnership had 965 unitholders of record, representing 5,833 identified beneficial owners.

Item 6    Selected Financial Data
---------------------------------
(in thousands, except for operating statistics and per unit amounts)

                                                       YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------
                                                             (UNAUDITED)
                                          1994       1993       1992       1991       1990
                                        --------   --------   --------   --------   --------
Financial Data:
   Partnership revenues (a)             $ 35,620   $ 32,510   $ 31,659   $ 30,826   $ 30,654

Income before cumulative effect
   of change in accounting principle    $  2,929   $  3,206   $  3,038   $  2,997   $  3,401
   Per Unit                             $   0.69   $   0.76   $   0.72   $   0.71   $   0.79
Cumulative effect of change in
   accounting principle                       --   $ (1,351)        --         --         --
   Per Unit                                   --   $  (0.32)        --         --         --
Net income                              $  2,929   $  1,855   $  3,038   $  2,997   $  3,401
   Per Unit                             $   0.69   $   0.44   $   0.72   $   0.71   $   0.79
Cash flow available for distribution
   and incentive management fees        $ 13,752   $ 10,456   $ 10,211   $  9,961   $ 10,309
   Per Unit                             $   3.25   $   2.47   $   2.41   $   2.35   $   2.39
Cash distribution per Unit              $ 2.2000   $ 2.2000   $ 2.2000   $ 2.1875   $ 2.1375

Hotel Operating Data:
   Gross revenues of the Hotels         $100,603   $ 96,237   $ 95,745   $ 96,959   $ 94,712
   Hotel gross operating
     profit as a percentage of
     gross revenues                        35.4%      33.8%      33.1%      31.8%      32.4%
Number of rooms at end of period           3,063      3,069      3,071      3,075      3,075
Occupancy percentage (b)                   72.8%      73.3%      72.7%      73.0%      70.7%
Average room rate (c)                   $  70.22   $  66.67   $  64.56   $  63.58   $  62.97

                                                             DECEMBER 31,
                                        ----------------------------------------------------
                                          1994       1993       1992       1991       1990
                                        --------   --------   --------   --------   --------
Balance Sheet Data:
   Total assets                         $165,205   $168,043   $171,873   $176,095   $180,537
   Long-term obligations                 124,831    125,374    125,514    126,520    126,424
   Partners'capital                       23,031     29,416     36,875     43,151     49,415

----------------------------
(a) Partnership revenues represent the gross operating profit of the Hotels which is the amount credited from Red Lion pursuant to the Management Agreement.
(b)  Calculated on a per available room per year basis.
(c)  Based on rooms occupied.

Item 7     Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
           Results of Operations
           ---------------------

FISCAL 1994 COMPARED TO FISCAL 1993
------------------------------------

REVENUES: Revenues, which represent the amounts credited from Red Lion, increased to $35.6 million in 1994 from $32.5 million in 1993, an increase of $3.1 million, or 9.6%. The changes in specific revenues and expenses, including those of the Hotels which affect the amounts credited from Red Lion and thus the Partnership's revenues and operating results, are discussed below.

GROSS REVENUES OF THE HOTELS: Gross revenues increased by $4.4 million, or 4.5%, to $100.6 million from the prior year's $96.2 million.

Room revenues increased $2.5 million, or 4.5%, primarily because of a 5.3% increase in average daily room rates. The average daily room rates increased to $70.22 from $66.67 in the prior year. The increase in room revenues from higher rates was offset in part by a .5 percentage point decline in occupancy to 72.8% from 73.3% in the prior year.

Other revenues increased by $1.2 million, or 14.5%. The majority of the increase was due to higher banquet room rentals.

OPERATING INCOME: Operating income before depreciation, amortization and incentive management fees increased $3.7 million, or 15%, in 1994 compared to the prior year. Contributing to this increase were higher food and beverage profits and lower workers' compensation costs. After depreciation, amortization and management fees, operating income of $13.4 million was essentially unchanged from the prior year.

NET INCOME: Net income increased by $1.1 million or 57.9% from the prior year. Before the cumulative effect of a change in accounting for income taxes which reduced 1993 net income, net income decreased $.3 million, or 8.6%, primarily because of higher interest expense. The 1993 year included a non-cash charge of $1.3 million for the cumulative effect of the change in accounting for income taxes resulting from the adoption, in January 1993, of Statement of Financial Accounting Standards No. 109. This new method required the Partnership to record income tax liabilities arising principally from current differences between book and tax depreciation which will be in existence when the Partnership becomes a taxable entity in 1998. For further discussion, see Note 3 to the Partnership's consolidated financial statements.

CASH FLOW AVAILABLE FOR DISTRIBUTIONS AND INCENTIVE MANAGEMENT FEES: As defined in the Management Agreement, cash flow available for distributions and incentive management fees ("Cash Flow") is net income (or loss) before non-cash charges (principally depreciation and amortization) and incentive management fees but after a reserve for capital improvements and principal payments on mortgage debt. Cash Flow increased in 1994 by $3.3 million, or 31%, to $13.8 million from the prior year's $10.5 million. The increase in Cash Flow resulted from the previously discussed increase in operating income before incentive fees and depreciation. After payment of $9.3 million of cash distributions in 1994 (unchanged from 1993), the Partnership had sufficient Cash Flow to pay current incentive management fees of $4.4 million in 1994 compared to $1.1 million in 1993. For further discussion of Cash Flow, see Note 6 to the Partnership's consolidated financial statements.

FISCAL 1993 COMPARED TO FISCAL 1992
-----------------------------------

REVENUES: Revenues, which as noted above, represent the amounts credited from Red Lion, increased to $32.5 million in 1993 from $31.7 million in 1992, an increase of $.8 million, or 2.5%. The changes in specific revenues and expenses, including those of the Hotels which affect the amounts credited from Red Lion and thus the Partnership's revenues and operating results, are discussed below.

GROSS REVENUES OF THE HOTELS: Room revenues increased $2.1 million, or 4%, in 1993 while total revenues increased by a smaller increment of $.5 million to $96.2 million from the prior years $95.7 million. The dampening effect on revenues was primarily due to a $1.4 million decline in the Partnership's food and beverage revenues caused by lower demand in food and beverage outlets and the temporary closing of some outlets for renovations.

Of the $2.1 million (4%) increase in room revenues, the majority, $1.7 million (3%), was due to higher room rates related to improvements in the market segment mix. The average daily room rate increased 3% to $66.67 from $64.56 in the prior year. Average occupancy increased .6 percentage points to 73.3% from 72.7% in the prior year.

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

NET INCOME: Net income decreased $1.2 million from the prior year. Before the cumulative effect of a change in accounting for income taxes, net income increased $.2 million due primarily to lower interest costs in 1993. The $1.3 million cumulative effect of the change in accounting for income taxes is a non-cash charge to income resulting from the adoption, in January 1993, of Statement of Financial Accounting Standards No. 109. This new method requires the Partnership to record income tax liabilities arising principally from current differences between book and tax depreciation which will be in existence when the Partnership becomes a taxable entity in 1998. For more information on this item, see Note 3 to the Partnership's consolidated financial statements.

CASH FLOW AVAILABLE FOR DISTRIBUTIONS AND INCENTIVE MANAGEMENT FEES: Cash Flow increased in 1993 by $.3 million, or 3%, to $10.5 million from the prior year's $10.2 million. Cash Flow reflects loan principal payments which were $.5 million higher in 1993 than in 1992. After payment of $9.3 million of cash distributions in 1993 (unchanged from 1992), the Partnership had sufficient Cash Flow to pay current incentive management fees of $1.1 million in 1993 compared to $.9 million in 1992. For further discussion of Cash Flow, see Note 6 to the Partnership's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's principal source of cash is Hotel operations. During the three years ended December 31, 1994, the Hotels generated sufficient cash from operations to cover operating needs. It is expected that, for 1995, cash provided by both operations and the lending facility discussed below, or other sources, will be sufficient to meet anticipated cash requirements.

The Partnership has in place a $14.1 million line of credit at a variable rate of interest. Borrowings under the line averaged $11,698,000, $11,784,000 and $11,791,000 during 1994, 1993 and 1992, respectively, and equaled $12,735,000 at
December 31, 1994. The average interest cost for borrowings under the line in 1994, 1993 and 1992 was 5.7 percent, 4.6 percent and 5.2 percent for those years, respectively. In January 1995, the Partnership obtained a commitment to extend the maturity of the Partnership's $102,469,000 mortgage note and the line of credit for one year to April 14, 1996. The Partnership expects to negotiate a replacement for its credit facilities following expiration of the extended term. For further discussion of the Partnership's credit facilities, see Note 5 to the Partnership's consolidated financial statements.

During 1994, 1993 and 1992, the Partnership made total capital investments amounting to $8,139,000, $6,389,000 and $6,251,000, respectively. Major improvements included guest room renovations, common area refurbishments and structural improvements.

Funding of the capital improvements reserve amounted to $3,018,000, $2,887,000 and $2,872,000 in 1994, 1993 and 1992, respectively. Cash invested above the reserved amounts has been funded predominately from the line of credit described above. At December 31, 1994, the Partnership had commitments related to capital improvement projects of $1,417,000.

During 1994, 1993 and 1992, the Partnership's cash flow available for distribution covered 100 percent of the priority cash distributions and also allowed for payment of current incentive management fees to Red Lion of $4,438,000, $1,142,000 and $897,000, respectively.

INCOME TAXES: As discussed in Note 3 to the consolidated financial statements, in 1987 Congress passed the Omnibus Budget Reconciliation Act which, among other things, treats certain publicly traded partnerships as corporations for tax purposes for the years beginning after December 31, 1987. Publicly traded partnerships in existence prior to December 18, 1987, will not be treated as corporations, for tax purposes, for ten years from the effective date of the 1987 law or until taxable years beginning after December 31, 1997. The effect of treating publicly traded partnerships as corporations will be to tax the income of the Partnership at the entity level and reflect distributions to partners as dividends.

During the first quarter of 1993, the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This statement requires, among other things, the recording of deferred income taxes based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate. The cumulative effect of this accounting change resulted in a first quarter non-cash charge to income of $1,351,000, or $.32 per unit. This charge reflects the tax effect, as of January 1, 1993, of cumulative differences between the book and tax bases of the Partnership's assets from depreciation differences that are estimated to exist after the Partnership becomes a taxable entity in 1998.

SEASONALITY: Operations of the Hotels are affected by seasonality. Revenues are typically lower in winter periods than in summer periods.

INFLATION: The effects of inflation, as measured by fluctuations in the Consumer Price Index, have not had a material impact on the Partnership's revenues or net income during the three years covered by this report.

Item 8        Financial Statements and Supplementary Data
---------------------------------------------------------
The consolidated financial statements and supplemental information are on the following pages.

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
     --------------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar amounts in thousands, except per unit amounts)

                                                YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                             1994        1993        1992
                                          ----------  ----------  ----------
REVENUES                                  $   35,620  $   32,510  $   31,659

OPERATING COSTS AND EXPENSES:
  Property taxes                               2,573       2,791       2,891
  Base management fees                         3,018       2,887       2,872
  Incentive management fees                    4,438       1,142         897
  Depreciation and amortization               10,725      10,249       9,924
  Other                                        1,491       2,017       1,708
                                          ----------  ----------  ----------

Total operating costs and expenses            22,245      19,086      18,292
                                          ----------  ----------  ----------

Operating income                              13,375      13,424      13,367

INTEREST EXPENSE                              10,396      10,218      10,329
                                          ----------  ----------  ----------

Income Before Income Taxes and
 Cumulative Effect
  of Change in Accounting Principle            2,979       3,206       3,038
Income Tax Provision                              50          --          --
Cumulative Effect of Change in
 Accounting for Income Taxes                      --      (1,351)         --
                                          ----------  ----------  ----------

NET INCOME                                $    2,929  $    1,855  $    3,038
                                          ==========  ==========  ==========

ALLOCATION OF NET INCOME:
  General Partner                         $       58  $       37  $       60
                                          ==========  ==========  ==========
  Limited Partners                        $    2,871  $    1,818  $    2,978
                                          ==========  ==========  ==========

INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE PER LIMITED PARTNER UNIT      $     0.69  $     0.76  $     0.72
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES PER
  LIMITED PARTNER UNIT                            --       (0.32)         --
                                          ----------  ----------  ----------

NET INCOME PER LIMITED PARTNER UNIT       $     0.69  $     0.44  $     0.72
                                          ==========  ==========  ==========
AVERAGE LIMITED PARTNER UNITS
 OUTSTANDING                               4,133,500   4,133,500   4,133,500
                                          ==========  ==========  ==========

 The accompanying notes are an integral part of these consolidated statements.

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
     --------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)

                                            AS OF DECEMBER 31,
                                          ----------------------
                                             1994        1993
                                          ----------  ----------
ASSETS
  Cash                                     $     --    $    213

PROPERTY  AND EQUIPMENT:
  Land                                       17,705      17,713
  Buildings and improvements                159,602     156,573
  Furnishings and equipment                  51,638      45,764
  Construction in progress                    1,454       2,888
                                           --------    --------
                                            230,399     222,938
  Less -- accumulated depreciation          (65,226)    (55,254)
                                           --------    --------
                                            165,173     167,684
DEFERRED LOAN COSTS, net                         32         146
                                           --------    --------
     Total assets                          $165,205    $168,043
                                           ========    ========

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Payable to affiliate                     $ 12,322    $  8,355
  Accrued distributions to partners           2,329       2,329
  Interest payable                              800         793
  Property taxes payable                        392         405
  Current portion long-term debt              1,500       1,371
                                           --------    --------
     Total current liabilities               17,343      13,253
                                           --------    --------

LONG-TERM DEBT NET OF
CURRENT PORTION                             123,430     124,023
                                           --------    --------

DEFERRED INCOME TAXES                         1,401       1,351
                                           --------    --------
PARTNERS' CAPITAL:
  Limited Partners, 4,940,000 units
    issued                                   35,554      41,777
  Less--806,500 treasury units, at cost     (11,202)    (11,202)
                                           --------    --------

  Limited Partners, net                      24,352      30,575
  General Partner                            (1,321)     (1,159)
                                           --------    --------

     Total partners' capital                 23,031      29,416
                                           --------    --------

     Total liabilities and partners'
      capital                              $165,205    $168,043
                                           ========    ========

 The accompanying notes are an integral part of these consolidated statements.

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
     --------------------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           Increase (decrease) in cash (dollar amounts in thousands)

                                             YEAR ENDED DECEMBER 31,
                                          -----------------------------
                                            1994      1993       1992
                                          --------  --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $ 2,929   $  1,855  $  3,038
  Adjustments to reconcile net income
   to cash provided by operating
   activities:
      Depreciation and amortization         10,725     10,249     9,924
      Deferred income taxes                     50      1,351        --
      Increase in payables and accruals      3,961      3,652     1,529
                                          --------   --------  --------

  Net cash provided by operating
   activities                               17,665     17,107    14,491
                                          --------   --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment,
   net                                      (8,100)    (6,374)   (5,125)
  Cash reserved for capital improvements    (3,018)    (2,887)   (2,872)
  Cash withdrawn from reserve for
   capital improvements                      3,018      2,887     2,872
                                          --------   --------  --------

  Net cash used in investing activities     (8,100)    (6,374)   (5,125)
                                          --------   --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution of cash to partners          (9,314)    (9,314)   (9,314)
  Payments on term loan                     (1,372)    (1,254)     (776)
  Net borrowings (repayments) under
   revolving credit facility                   908       (120)      247
                                          --------   --------  --------

  Net cash used in financing activities     (9,778)   (10,688)   (9,843)
                                          --------   --------  --------

INCREASE (DECREASE) IN CASH                   (213)        45      (477)
CASH AT BEGINNING OF YEAR                      213        168       645
                                          --------   --------  --------

CASH AT END OF YEAR                        $    --   $    213  $    168
                                          ========   ========  ========

 The accompanying notes are an integral part of these consolidated statements.

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
     --------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                         (dollar amounts in thousands)

                                              LIMITED PARTNERS
                                -----------------------------------------
                                   ISSUED UNITS         TREASURY UNITS
                                -------------------  --------------------
                                                                            GENERAL
                                  UNITS    AMOUNT      UNITS      AMOUNT    PARTNER    TOTAL
                                ---------  -------   ---------   --------   -------   -------
Balance at December 31, 1991    4,940,000  $55,169   (806,500)  $(11,202)  $  (816)  $43,151
Distributions to partners              --   (9,094)        --         --      (220)   (9,314)
Net income                             --    2,978         --         --        60     3,038
                                ---------  -------   --------   --------   -------   -------

Balance at December 31, 1992    4,940,000   49,053   (806,500)   (11,202)     (976)   36,875
Distributions to partners              --   (9,094)        --         --      (220)   (9,314)
Net income                             --    1,818         --         --        37     1,855
                                ---------  -------   --------   --------   -------   -------

Balance at December 31, 1993    4,940,000   41,777   (806,500)   (11,202)   (1,159)   29,416
Distributions to partners              --   (9,094)        --         --      (220)   (9,314)
Net income                             --    2,871         --         --        58     2,929
                                ---------  -------   --------   --------   -------   -------

Balance at December 31, 1994    4,940,000  $35,554   (806,500)  $(11,202)  $(1,321)  $23,031
                                =========  =======   ========   ========   =======   =======

 The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1994, 1993 and 1992.

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

Red Lion is managing the Hotels under a management agreement which expires in 2012. The agreement can be extended by Red Lion for an additional ten five-year periods.

REVENUES

Revenues reported in the accompanying statements of income represent the gross operating profits of the Hotels which is credited to the Partnership by Red Lion under the terms of the management agreement.

PROPERTY AND EQUIPMENT

The Partnership recorded the April 14, 1987 acquisition of property and equipment on the basis of an allocation of the purchase price to the assets acquired. Subsequent additions and improvements have been capitalized at their cost.

Normal repairs and maintenance are charged to hotel operating costs and expenses as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gain or loss, if any, is included in income.

Base stock (linens, china, silverware and glassware) for the Hotels has been depreciated to 50 percent of its initial cost on a straight-line basis over a three year period. Subsequent replacements are expensed when purchased. The carrying value of base stock is included in furnishings and equipment in the accompanying consolidated balance sheets.

Depreciation is computed on a straight-line basis using the following estimated useful lives:

Buildings and improvements ............................. 5 to 35 years
Furnishings and equipment .............................. 3 to 15 years

DEFERRED LOAN COSTS

Deferred loan costs consist primarily of financing fees on the Partnership's mortgage loan and are being amortized over the term of the loan.

INCOME TAXES

No current provision for federal or state income taxes has been provided by the Partnership in the accompanying consolidated financial statements since such taxes are the responsibility of the individual partners.

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

3.  INCOME TAXES:

During 1987, Congress passed the Omnibus Budget Reconciliation Act which, among other things, treats certain publicly-traded partnerships as corporations for tax purposes for the years beginning after December 31, 1987. Publicly-traded partnerships in existence prior to December 18, 1987 will not be treated as corporations, for tax purposes, for ten years from the effective date of the 1987 law or until taxable years beginning after December 31, 1997. The effect of treating publicly-traded partnerships as corporations will be to tax the income of the partnership at the entity level and reflect distributions to partners as dividends. Additional costs to the Partnership for such taxes would reduce the amount available for distribution to the partners.

During the first quarter of 1993, the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This statement requires, among other things, the recording of deferred income taxes based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate. The cumulative effect of this accounting change resulted in a first quarter non-cash charge to income of $1,351,000, or $.32 per unit. This charge reflects the tax effect, as of January 1, 1993, of cumulative differences between the book and tax bases of the Partnership's assets from depreciation differences that are estimated to exist after the Partnership becomes a taxable entity in 1998.

The cumulative effect of the change in accounting method is comprised of federal deferred income taxes of $1,209,000 and state deferred income taxes, net of federal benefits, of $142,000.

This accounting change also requires provision of deferred income taxes resulting from the accumulation of book/tax depreciation differences on assets acquired in periods after the effective date of the change. Accordingly, deferred taxes amounting to $50,000 were provided for in 1994.

4.  CASH RESERVE FOR CAPITAL IMPROVEMENTS:

A cash reserve for capital improvements has been established in accordance with the provisions of the management agreement. Funding of three percent of gross revenues is to be used for renovations, refurbishments and other capital expenditures. During the years ended December 31, 1994, 1993 and 1992, $3,018,000, $2,887,000 and $2,872,000, respectively, were accumulated in this reserve and then withdrawn to fund capital improvements.

5.  LONG-TERM DEBT:

Long-term debt at December 31 consists of the following (in thousands):

                                            1994      1993
                                          --------  --------
Mortgage note, payable in varying
  installments through April 14, 1996     $102,469  $103,841
Revolving line of credit, due
  April 14, 1996                            12,735    11,827
Non-interest bearing amounts payable to
  Red Lion                                   9,726     9,726
                                          --------  --------

Total long-term debt                       124,930   125,394
Less current portion                         1,500     1,371
                                          --------  --------
                                          $123,430  $124,023
                                          ========  ========

The mortgage note bears interest at a 9 percent fixed rate. Payments on the mortgage note were interest only through April 13, 1992. In January 1995, a commitment was obtained to extend the maturity date of this note for one year to April 14, 1996. Scheduled maturities on the mortgage note for the years subsequent to 1994 are as follows: 1995 - $1,500,000 and 1996 - $100,969,000.

The revolving line of credit allows borrowings up to $14.1 million. This facility has been used to cover, among other items, the cost of units repurchased and incurs interest at floating interest rates. The weighted average interest rate on this facility was 7.4 percent at December 31, 1994. The Partnership must pay a nominal commitment fee on the unused portion of the line. In January 1995, a commitment was obtained to extend the maturity date of the revolving credit line for one year to April 14, 1996. The line has no scheduled principal payments until its expiration. Borrowings under the line averaged $11,698,000, $11,784,000 and $11,791,000 during 1994, 1993 and 1992, respectively. The average interest rates for borrowings under the line for the years ended December 31, 1994, 1993 and 1992 were 5.7 percent, 4.6 percent and
5.2 percent, respectively. Both the credit line and mortgage note are secured by the Hotels.

Non-interest bearing amounts payable to Red Lion are comprised of deferred incentive management fees of $6 million at December 31, 1994 and 1993 and amounts drawn against a $4 million General Partner credit facility of $3,726,000 at December 31, 1994 and 1993. These items are more fully discussed in Note 6.

During the years ended December 31, 1994, 1993 and 1992, the Partnership made total interest payments of $10,389,000, $10,227,000 and $10,365,000, respectively.

Based on the borrowing rates currently quoted by financial institutions for bank loans with terms and maturities similar to the Partnership's mortgage debt, the carrying value of such debt approximates its fair value.

6.  CASH DISTRIBUTIONS TO PARTNERS:

Since inception, the Partnership has made quarterly cash distributions to partners to the extent that cash flow has been available for distribution as defined in the management agreement.

The Partnership declared cash distributions of $9.3 million in 1994, 1993 and 1992. On a per unit basis, declared cash distributions were $2.20 in 1994, 1993 and 1992.

In accordance with the management agreement, Red Lion has subordinated current payment of its incentive management fee (see Note 8) to facilitate current payment of distributions to limited partners. These priority distributions were $2.00 per unit during the first 12 months of operations, increasing annually at the rate of $.05 per unit until annual distributions reached $2.20 per unit in the second quarter of 1991.

During 1994, 1993 and 1992, the Partnership's cash flow available for distribution covered 100 percent of the priority cash distributions and also allowed payment of current incentive management fees to Red Lion of $4,438,000, $1,142,000 and $897,000, respectively.

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

In connection with the subordination of incentive management fees noted above, the Partnership reached, in 1988, the maximum deferred amount of $6 million of such fees in accordance with the management agreement. The deferred amount, which does not accrue interest, will be paid out of either (i) 25 percent of cash flow after payment of priority distributions and current incentive management fees or (ii) sale or refinancing proceeds prior to any distribution to limited partners.

Following is a calculation of 1994, 1993 and 1992 cash flow available for distribution and related cash flow available for payment of incentive management fees (in thousands):

                                          1994      1993      1992
                                        --------  --------  --------
Net income                              $ 2,929   $ 1,855   $ 3,038
Add (Deduct):
  Depreciation and amortization          10,725    10,249     9,924
  Incentive management fee                4,438     1,142       897
  Cash reserved for capital
    improvements                         (3,018)   (2,887)   (2,872)
  Repayments on term loan                (1,372)   (1,254)     (776)
  Income Tax Provision                       50        --        --
  Cumulative effect of change
    in accounting for income taxes           --     1,351        --
                                        -------   -------   -------

Cash flow available for
  distribution and incentive
  management fee                         13,752    10,456    10,211
Distributions to partners                (9,314)   (9,314)   (9,314)
                                        -------   -------   -------

Cash flow available for payment
  of incentive management fee      $    $ 4,438   $ 1,142   $   897
                                        =======   =======   =======

7.  LEASES:

Two of the Hotels hold leases on all or a portion of their land. The leases contain rental provisions which are based on increases in the Consumer Price Index. The terms of the leases exceed the estimated remaining useful lives of the Hotels.

The Partnership leases certain equipment under operating leases. Total land and equipment rent expenses for 1994, 1993 and 1992 were $94,000, $88,000 and $128,000, respectively.

Future minimum rental payments, substantially all of which relate to land leases, are as follows:

                             MINIMUM
                              RENTAL
YEAR ENDING DECEMBER 31,     PAYMENT
-------------------------   ----------
1995                        $   82,000
1996                            97,000
1997                            97,000
1998                            97,000
1999                            97,000
Thereafter                   5,743,000
                            ----------
                            $6,213,000
                            ==========

8.  RELATED PARTY TRANSACTIONS:

The General Partner is responsible for the management and administration of the Partnership. In accordance with the partnership agreement, the Partnership reimburses the General Partner for related administrative costs.

Red Lion manages the Hotels pursuant to a management agreement and receives a base management fee equal to three percent of the annual gross revenues of the Hotels plus an incentive management fee based on adjusted gross operating profit, as defined in the management agreement. Expenses for management fees under this agreement are reported separately in the accompanying statements of income.

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

The aggregate amounts, excluding personnel related expenses charged to the Partnership during 1994, 1993 and 1992 under the arrangements described above, are as follows (in thousands):

                                  YEAR ENDED DECEMBER 31,
                                  -----------------------
                                   1994    1993    1992
                                  ------  ------  ------
Management fees                   $7,456  $4,029  $3,769

Support services                   5,048   4,405   4,279

Purchases from auxiliary
  enterprises                      9,513   9,409   9,470

General Partner administrative
  expenses                           434     457     458

The amounts shown in current liabilities as payable to affiliate in the accompanying consolidated balance sheets consist of amounts payable to Red Lion for payroll and payroll taxes, support services, base and current incentive management fees and purchases of operating supplies, furnishings and equipment. Amounts payable to affiliate also include the Hotels' net working capital items which consist of cash held in hotel accounts, accounts receivable, inventories, prepaid expenses, hotel accounts payable, certain taxes other than property, income and payroll taxes. These balances are due in the normal course of business. Also included in amounts payable to affiliate were amounts related to capital expenditures of $1,696,000 and $1,703,000 at December 31, 1994 and 1993, respectively. The following schedules show the operating revenues and expenses and working capital of the Hotels not reflected in the accompanying financial statements (in thousands).

                 OPERATING REVENUES AND EXPENSES OF THE HOTELS

                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                        1994      1993      1992
                                      --------  -------  -------
REVENUES:
  Rooms                               $ 57,247  $54,778  $52,723
  Food and beverage                     33,791   33,108   34,560
  Other                                  9,565    8,351    8,462
                                      --------  -------  -------

    Total revenues                     100,603   96,237   95,745
                                      --------  -------  -------

OPERATING COSTS AND EXPENSES:
  Departmental direct expenses
      Rooms                             14,290   13,791   13,567
      Food and beverage                 26,742   26,883   27,841
      Other                              3,680    3,548    3,490
  Administration and general             8,391    8,146    8,038
  Sales, promotion and advertising       4,637    4,326    4,183
  Utilities                              3,316    3,265    3,285
  Repairs and maintenance                3,927    3,768    3,682
                                      --------  -------  -------

    Total operating costs and
      expenses                          64,983   63,727   64,086
                                      --------  -------  -------

Gross operating profit of Hotels
  managed by Red Lion                 $ 35,620  $32,510  $31,659
                                      ========  =======  =======

                                       DECEMBER 31,
                                     ----------------
                                       1994     1993
                                     -------  -------
WORKING CAPITAL OF THE
   HOTELS:
Cash                                  $  297   $  254
Accounts receivable                    2,781    2,903
Inventories                            1,146    1,082
Prepaid expenses                       1,091    1,071
                                      ------   ------

  Total current assets                 5,315    5,310
                                      ------   ------

Accounts payable                       3,381    2,635

Taxes other than property, income
  and payroll taxes                      774      720
                                      ------   ------

  Total current liabilities            4,155    3,355
                                      ------   ------

Net Hotel working capital             $1,160   $1,955
                                      ======   ======

Included in long-term debt on the accompanying consolidated balance sheets are deferred incentive management fees of $6 million and $3,726,000 advanced under the $4 million non-interest bearing credit facility. For further discussion of the non-current amounts due to Red Lion, see Note 5.

9.  COMMITMENTS AND CONTINGENCIES:

At December 31, 1994, the Partnership had commitments, relating to capital improvement projects, of $1,417,000.

The Partnership is subject to claims arising in the ordinary course of business. In the opinion of management such claims will not have a material effect, if any, on the financial position or results of operations of the Partnership or its subsidiary.

10.  SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited):

Summarized quarterly financial data are as follows: (in thousands, except per unit amounts, room and occupancy statistics)


1994                                                    QUARTER ENDED:
----                                      --------------------------------------
                                          MAR. 31   JUN. 30   SEP. 30   DEC. 31
                                          --------  --------  --------  --------
Partnership revenues                      $ 7,018   $10,209   $10,382   $ 8,011
Operating income                          $ 2,544   $ 3,993   $ 3,360   $ 3,478
Net income (loss)                         $   (17)  $ 1,413   $   729   $   804
    Per Unit                                   --   $  0.33   $  0.17   $  0.19

Gross revenues of the Hotels              $22,592   $26,707   $26,468   $24,836

Cash flow available for distribution
 and incentive management fees            $ 1,654   $ 4,638   $ 4,715   $ 2,745
    Per Unit                              $  0.39   $  1.10   $  1.11   $  0.65

Average units outstanding                   4,134     4,134     4,134     4,134

Occupancy percentage                        67.1%     78.1%     80.8%     65.2%
Average room rate                         $ 67.25   $ 71.81   $ 72.00   $ 69.13

1993                                                     QUARTER ENDED:
----                                      --------------------------------------
                                          MAR. 31   JUN. 30   SEP. 30   DEC. 31
                                          --------  --------  --------  --------
Partnership revenues                      $ 6,706   $ 9,269   $ 9,767   $ 6,768
Operating income                          $ 2,346   $ 4,338   $ 3,430   $ 3,310
Income (loss) before cumulative effect
 of change in accounting principle        $  (252)  $ 1,719   $   817   $   922
    Per Unit                              $ (0.06)  $  0.41   $  0.19   $  0.22

Cumulative effect of change in
  accounting principle                    $(1,351)       --        --        --
    Per Unit                              $ (0.32)       --        --        --

Net income (loss)                         $(1,603)  $ 1,719   $   817   $   922
    Per Unit                              $ (0.38)  $  0.41   $  0.19   $  0.22

Gross revenues of the Hotels              $22,149   $25,315   $25,583   $23,190

Cash flow available for distribution
 and incentive management fees            $ 1,401   $ 3,755   $ 4,286   $ 1,014
    Per Unit                              $  0.33   $  0.89   $  1.01   $  0.24

Average units outstanding                   4,134     4,134     4,134     4,134

Occupancy percentage                        67.2%     76.7%     82.8%     66.6%
Average room rate                         $ 65.61   $ 67.81   $ 68.34   $ 64.35

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of

Red Lion Inns Limited Partnership and its Subsidiary Limited Partnership:

We have audited the accompanying consolidated balance sheets of Red Lion Inns Limited Partnership (a Delaware limited partnership) and its subsidiary limited partnership as of December 31, 1994 and 1993 and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Red Lion Inns Limited Partnership and its subsidiary limited partnership as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 1993, the Partnership changed its method of accounting for income taxes.


/S/ Arthur Andersen LLP

Portland, Oregon
February 7, 1995

Item 9        Changes in and Disagreements with Accountants on
--------------------------------------------------------------
              Accounting and Financial Disclosure
              -----------------------------------

None.

                                    PART III

Item 10       Directors and Executive Officers of the Registrant
----------------------------------------------------------------

The Partnerships have no directors or officers. Management functions of the Partnerships are performed by the General Partner. The following information is provided regarding the officers and directors of the General Partner:

            NAME        AGE  PRESENT POSITION WITH THE GENERAL PARTNER
----------------------  ---  -----------------------------------------
David J. Johnson         48  President and Chief Executive Officer
                             Director
J. Ray Vingo             56  Executive Vice President and
                             Chief Financial Officer
Beth A. Ugoretz          39  Senior Vice President,
                             Secretary and General Counsel
Michael J. Crowley       40  Regional Vice President
Anupam Narayan           41  Vice President
                             Treasurer
Jack G. Reiss            44  Regional Vice President
George G. Schweitzer     39  Regional Vice President
Edward A. Gilhuly        35  Director
Roger S. Meier           69  Director
Michael W. Michelson     43  Director
George R. Roberts        51  Director

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

Mr. Vingo was appointed to his present position with the General Partner in 1994. For more than five years prior to joining Red Lion he served as Vice President - Finance, Chief Financial Officer and a Board member of Alaska Airlines and its parent, Alaska Air Group.

Ms. Ugoretz was appointed to her present position with the General Partner in June 1993. For more than five years prior to joining Red Lion in 1993, Ms. Ugoretz was associated with the law firm of Stoel Rives Boley Jones & Grey, with whom she served as partner from 1990.

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

Mr. Gilhuly has been a director of Red Lion since March 1994. Mr. Gilhuly has been a General Partner or an executive with Kohlberg Kravis Roberts & Co. ("KKR") for more than five years. Mr. Gilhuly is also a director of Layne, Inc.; Owens-Illinois, Inc.; Owens-Illinois Group, Inc.; Red Lion Properties, Inc.; and Union Texas Petroleum Holdings, Inc.

Mr. Meier has been President and Chief Executive Officer of AMCO, Inc., a privately-owned investment enterprise, for more than the last five years. Mr. Meier is a director of Fred Meyer, Inc., Key Bank of Oregon, a wholly owned subsidiary of Keycorp, and trustee of Acorn Fund and Acorn International.

Messrs. Roberts and Michelson are general partners in KKR and each has been associated with KKR for more than five years. Mr. Roberts is a director of American Re Corporation, AutoZone, Inc., Borden, Inc., Duracell International Inc., IDEX Corporation, K-III Communications Corp., Owens-Illinois, Inc., Owens-Illinois Group, Inc., RJR Nabisco Holdings Corporation., RJR Nabisco, Inc., Safeway, Inc., The Stop and Shop Companies, Inc., Flagstar Companies, Inc., Flagstar Corporation, Union Texas Petroleum Holdings, Inc., and World Color Press, Inc. Mr. Michelson is a director of AutoZone, Inc., Fred Meyer, Inc., Owens-Illinois, Inc., Owens-Illinois Group, Inc., and Union Texas Petroleum Holdings, Inc.

Messrs. Gilhuly, Meier, Roberts and Michelson have all held their directorships with the General Partner since its formation in December 1986.

Section 16(a) of the Securities Exchange Act of 1934 requires certain Partnership insiders to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The General Partner, David J. Johnson,
J. Ray Vingo, and Beth A. Ugoretz each filed a late Form 3 Initial Statement of Beneficial Ownership in March 1995. Each of the late Form 3 reports indicated beneficial ownership of zero Units.

Item 11        Executive Compensation
-------------------------------------

The Partnership has no directors, officers or employees. Under the respective agreement of the limited partnership, the General Partner is responsible for the management and administration of the Partnership. As discussed in Item 13 below, the General Partner is reimbursed for certain management and administrative costs but receives no fees for providing these services to the Partnership and the Partnership is not responsible for the payment of compensation to the officers of the General Partner. The Hotels are operated by Red Lion in accordance with the Management Agreement (see Item 13).

Item 12        Security Ownership of Certain Beneficial Owners
--------------------------------------------------------------
               and Management
               --------------

As of December 31, 1994, the following owner beneficially owned more than five percent of the total number of outstanding Units.

                         NAME AND ADDRESS     AMOUNT AND NATURE    PERCENT
                                OF                    OF              OF
TITLE OF CLASS           BENEFICIAL OWNER    BENEFICIAL OWNERSHIP   CLASS
---------------------  --------------------  --------------------  --------
Units representing     FMR Corporation(1)       535,800 Units        12.96%
limited partnership    82 Devonshire St.
interests              Boston, MA  02109

------------------
(1) This information relating to FMR Corporation was obtained from FMR Corporation's Schedule 13G filed with the Securities and Exchange Commission on February 14, 1995.

Item 13        Certain Relationships and Related Transactions
-------------------------------------------------------------

Substantially all of the directors and principal officers of the General Partner are directors and/or principal officers of Red Lion. The General Partner is responsible for the management and administration of the Partnership. In accordance with the partnership agreement, the Partnership reimburses the General Partner for administrative costs.

Pursuant to the Management Agreement, Red Lion receives a base management fee equal to three percent of annual gross revenues of the Hotels plus an incentive management fee based on adjusted gross operating profit, as defined in the Management Agreement.

In order to facilitate the Partnership's ability to make minimum annual distributions of cash flow from operations, Red Lion has agreed to subordinate payment of its incentive management fee to an amount sufficient to make the priority distributions. In addition, incentive management fees earned but not paid have been deferred without interest up to a maximum amount of $6 million and will be repaid out of either (i) 25% of cash flow from operations in any given year in excess of amounts sufficient to pay debt service on the original mortgage loan, the $14.1 million revolving credit line, the priority distribution and the current incentive management fee, or (ii) sale or refinancing proceeds prior to any distribution to limited partners. The $6 million maximum deferred incentive management fee amount was reached in November 1988 and the resulting accrual is included in Long-Term Debt on the Partnership's consolidated balance sheets. As noted in Item 7 to this report, the Partnership has generated sufficient cash from operations to cover 100 percent of its priority distributions to partners and to pay Red Lion current incentive management fees of $4,438,000, $1,142,000 and $897,000 for 1994, 1993 and 1992, respectively.

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

For the first 36 full months of operations which ended April 30, 1990, the General Partner agreed to make available to the Partnership a $4 million non-interest bearing revolving credit facility which was to be used in the event that cash flow available for distribution was insufficient to make priority distributions. During the 36-month period, the General Partner was required to fund $3,726,000 from the facility. Amounts due under this facility are included in Long-Term Debt on the Partnership's consolidated balance sheets.

For further discussion of related party transactions, see Notes 6 and 8 to the Partnership's consolidated financial statements.

                                    PART IV

Item 14       Exhibits, Financial Statement Schedules, and Reports
------------------------------------------------------------------
              on Form 8K
              ----------

a.  The following documents are filed herewith and made a part of this report:

    1. The consolidated financial statements and supplementary information set forth in Item 8 of Part II beginning on page 11 of this report.

    2.  Financial Statement Schedules:

        None

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

 3.1 Amended and Restated Certificate of Limited Partnership of Red Lion Inns Limited Partnership. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

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

10.2(a) Purchase and Sale Agreement between RL Acquisition Company and Red
        Lion Inns Operating L.P. Incorporated by reference to Exhibit 10.2(a) to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

10.2(b) Supplemental Purchase and Sale Agreement between RL Acquisition
        Company and Red Lion Inns Operating L.P. Incorporated by reference to
        Exhibit 10.2(b) to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

10.3 Lease dated as of June 23, 1980, by and between Lloyd Corporation, Ltd., as Lessor, and Red Lion Inn/Lloyd Center, Inc., as Lessee. Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

10.4 Lease dated as of October 23, 1968, by and between First National Bank of Omaha, as Lessor, and Downtown Development Co., Ltd., as Lessee. Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

10.5 Assignment of Lease dated April 8, 1985, from Omaha Red Lion, Inc., to RL Acquisition Company. Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

10.6 Lease dated June 1, 1973, between Charles F. Larson, as Lessor and James A. McClory, as Lessee. Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

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

27      Article 5 Financial Data Schedule for 10-K.

b.   Reports on Form 8-K:

No reports on Form 8-K have been filed for the period covered by this report.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1995.

RED LION INNS LIMITED
PARTNERSHIP

By:  RED LION PROPERTIES, INC.
     Its sole General Partner

By:  /s/ David J. Johnson
     ----------------------------
     David J. Johnson
     President and
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on the 30th day of March 1995.

         Signatures                  Title
    --------------------       --------------------

    s/David J. Johnson         President and Chief Executive Officer
    -------------------        Director
     David J. Johnson


    s/J. Ray Vingo             Executive Vice President and Chief Financial
    --------------             Officer
     J. Ray Vingo              (Principal Financial Officer and Principal
                               Accounting Officer)

    /s/George R. Roberts       Director
    --------------------
    George R. Roberts


    /s/Michael W. Michelson    Director
    -----------------------
    Michael W. Michelson


    /s/Edward A. Gilhuly       Director
    --------------------
      Edward A. Gilhuly


    /s/Roger S. Meier          Director
    -----------------
      Roger S. Meier