Form 10-Q
period 1995-03-31
RED LION INNS LIMITED PARTNERSHIP
filed 1995-05-15
CIK 810724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)
                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                     15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995
                                                --------------

                                      OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                     15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______to_______


                       Commission file number    1-9443
                                             ----------


                       Red Lion Inns Limited Partnership
                       ---------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                    94-3029959
            --------                                    ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


4001 Main Street, Vancouver, Washington                    98663
- - - - - ---------------------------------------                    -----
(Address of principal executive offices)                (Zip Code)


                                 (360) 696-0001
                                 --------------
             (Registrant's telephone number, including area code)


      __________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No ___.
                                         ---

                       RED LION INNS LIMITED PARTNERSHIP

                              REPORT ON FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1995

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.         FINANCIAL INFORMATION

Item 1          Consolidated Financial Statements (Unaudited):

                Consolidated Statements of Income                              3

                Consolidated Balance Sheets                                    4

                Consolidated Statement of Partners' Capital                    5

                Consolidated Condensed Statements of Cash Flows                6

                Notes to Consolidated Financial Statements                   7-8

Item 2          Management's Discussion and Analysis of
                Financial Condition and Results of Operations               9-11


PART II.        OTHER INFORMATION

Item 6          Exhibits and Reports on Form 8-K                              12


                        PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
- - - - - -------------------------------------------

RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
- - - - - --------------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar amounts in thousands except per unit amounts)
                                  (unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                    1995         1994
                                                 ----------   ----------
REVENUES                                             $7,730       $7,018

OPERATING COSTS AND EXPENSES:
  Property taxes                                        647          699
  Base management fee                                   709          678
  Depreciation and amortization                       2,763        2,680
  Other                                                 633          417
                                                     ------       ------
Total operating costs and expenses                    4,752        4,474
                                                     ------       ------
Operating income                                      2,978        2,544

INTEREST EXPENSE                                      2,748        2,561
                                                     ------       ------

Income (loss) before income taxes                       230          (17)
Income tax provision                                     --           --
                                                     ------       ------
NET INCOME (LOSS)                                    $  230       $  (17)
                                                     ======       ======
ALLOCATION OF NET INCOME (LOSS):
  General Partner                                    $    5       $   --
                                                     ======       ======
  Limited Partners                                   $  225       $  (17)
                                                     ======       ======

NET INCOME PER LIMITED PARTNER UNIT                  $ 0.05       $   --
                                                     ======       ======

AVERAGE LIMITED PARTNER UNITS OUTSTANDING         4,133,500    4,133,500
                                                  =========    =========

                      (see notes to financial statements)

RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
- - - - - --------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                 March 31,    December 31,
                                               ------------   ------------
                                                   1995           1994
                                                 --------       --------
                                                (unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                           $    182       $     --
  Prepaid property taxes                              167             --
                                                 --------       --------
    Total current assets                              349             --
                                                 --------       --------
PROPERTY AND EQUIPMENT:
  Land                                             17,705         17,705
  Buildings and improvements                      161,831        159,602
  Furnishings and equipment                        51,218         51,638
  Construction in progress                          1,157          1,454
                                                 --------       --------
                                                  231,911        230,399
  Less -- accumulated depreciation                (67,933)       (65,226)
                                                 --------       --------
                                                  163,978        165,173
                                                 --------       --------
DEFERRED LOAN COSTS, net                              149             32
                                                 --------       --------
    Total assets                                 $164,476       $165,205
                                                 ========       ========
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Payable to affiliate                           $ 14,374       $ 12,322
  Accrued distributions to partners                 2,329          2,329
  Interest payable                                    794            800
  Property taxes                                      503            392
  Current portion long-term debt                    1,534          1,500
                                                 --------       --------
    Total current liabilities                      19,534         17,343
                                                 --------       --------
LONG-TERM DEBT NET OF CURRENT PORTION             122,609        123,430
                                                 --------       --------
DEFERRED INCOME TAXES                               1,401          1,401
                                                 --------       --------
PARTNERS' CAPITAL:
  Limited Partners, 4,940,000 units issued         33,505         35,554
    Less - 806,500 treasury units, at cost        (11,202)       (11,202)
                                                 --------       --------
    Limited Partners, net                          22,303         24,352
  General Partner                                  (1,371)        (1,321)
                                                 --------       --------
    Total partners' capital                        20,932         23,031
                                                 --------       --------
    Total liabilities and partners' capital      $164,476       $165,205
                                                 ========       ========

                      (see notes to financial statements)

RED LION  INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
- - - - - ---------------------------------------------------------------------

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                   For the three months ended March 31, 1995
                         (dollar amounts in thousands)
                                  (unaudited)

                                            Limited Partners
                                -----------------------------------------
                                    Issued Units        Treasury Units
                                --------------------   --------------------   General
                                  Units      Amount      Units     Amount     Partner      Total
                                ---------   --------   ---------   --------   --------    --------
Balance at December 31, 1994    4,940,000    $35,554    (806,500)  $(11,202)   $(1,321)    $23,031

Distributions to partners              --     (2,274)         --         --        (55)     (2,329)

Net income                             --        225          --         --          5         230
                                ---------   --------   ---------   --------   --------    --------
Balance at March 31, 1995       4,940,000    $33,505    (806,500)  $(11,202)   $(1,371)    $20,932
                                =========   ========   =========   ========   ========    ========

                      (see notes to financial statements)

RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
- - - - - --------------------------------------------------------------------

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          Increase (decrease) in cash
                                (in thousands)
                                  (unaudited)


                                                           Three Months Ended
                                                               March  31,
                                                           ------------------
                                                             1995      1994
                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $   230   $   (17)
  Adjustments to reconcile net income (loss) to cash
    provided from operating activities:
      Depreciation and amortization                           2,763     2,680
      Change in certain current assets and liabilities        1,990     1,533
                                                            -------   -------

        Net cash provided by operating activities             4,983     4,196
                                                            -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net                   (1,540)   (1,147)
  Cash reserved for capital improvements                       (709)     (678)
  Cash withdrawn from reserve for capital improvements          709       678
                                                            -------   -------

        Net cash used in investing activities                (1,540)   (1,147)
                                                            -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution of cash to partners                           (2,329)   (2,329)
  Payments on term loan                                        (363)     (331)
  Net repayments on revolving credit facility                  (424)     (357)
  Other financing activities                                   (145)       --
                                                            -------   -------

        Net cash used in financing activities                (3,261)   (3,017)
                                                            -------   -------

INCREASE IN CASH                                                182        32
CASH AT BEGINNING OF PERIOD                                      --       213
                                                            -------   -------
CASH AT END OF PERIOD                                       $   182   $   245
                                                            =======   =======

                      (see notes to financial statements)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)

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

Certain information and footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's 1994 Annual Report on Form 10-K.

Revenues reported in the accompanying statements of income represent the gross operating profits of the Hotels which is credited to the Partnership by Red Lion under the terms of the management agreement.

The operating results for the current quarter ended March 31, 1995, do not necessarily indicate the results expected for the full 1995 year.

In the opinion of management, the accompanying interim financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial condition and results of operations as of March 31, 1995 and for the quarter then ended.

3.      RELATED PARTY TRANSACTIONS

Amounts payable to affiliate of $14,374,000 at March 31, 1995, consist of amounts payable to Red Lion for construction costs, payroll and payroll taxes, support services, base and current incentive management fees, operating supplies, furnishings and equipment and other current liabilities arising out of normal operations in accordance with the Management Agreement. Amounts payable to affiliate also include an offset for the Hotels' net working capital items which consist of cash held in hotel accounts, accounts receivable, inventories, prepaid expenses, hotel accounts payable, certain taxes other than property, income and payroll taxes. These balances are due in the normal course of business. Such net working capital items amounted to $2,217,000 and
$2,314,000 at March 31, 1995 and 1994, respectively.   Amounts payable to
affiliate which are outstanding for more than 30 days incur interest at a Prime-based interest rate (9.50% at March 31, 1995).

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

In 1993, the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS109). This statement requires, among other things, the recording of deferred income taxes based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate. The Partnership determined that no adjustment to deferred income taxes was necessary during the three months ended March 31, 1995.

5.      SUPPLEMENTAL CASH FLOW DISCLOSURE

During the quarter ended March 31, 1995 and 1994, the Partnership made interest payments amounting to $2,750,000 and $2,566,000, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Revenues and Expenses of the Hotels
- - - - - ---------------------------------------------
                (in thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                1995       1994
                                                              -------    -------
REVENUES:
    Rooms                                                     $13,363    $12,457
    Food and beverage                                           7,953      7,887
    Other                                                       2,322      2,248
                                                              -------    -------
    Total revenues                                             23,638     22,592

OPERATING COSTS AND EXPENSES:
 Departmental direct expenses
    Rooms                                                       3,483      3,277
    Food and beverage                                           6,440      6,459
    Other                                                         909        873
 Administration and general                                     2,151      2,108
 Sales, promotion and advertising                               1,193      1,133
 Utilities                                                        762        801
 Repairs and maintenance                                          970        923
                                                              -------    -------
    Total operating costs and expenses                         15,908     15,574
                                                              -------    -------
 Gross operating profit of Hotels                             $ 7,730    $ 7,018
                                                              =======    =======


PARTNERSHIP REVENUES: For the current quarter, revenues (which represent the amounts credited from Red Lion), increased to $7.7 million from $7.0 million in the comparable 1994 quarter, an increase of $.7 million, or 10.1%. The changes in specific revenues and expenses, including those of the Hotels that affect the amounts credited from Red Lion and thus the Partnership's revenues and operating results, are discussed below.

GROSS REVENUES OF THE HOTELS: For the current quarter, room revenues increased to $13.4 million from $12.5 million, an increase of $.9 million, or 7.3% from the prior year quarter. The increase in room revenues for the current quarter is due principally to higher room rates. The average occupancy rate was slightly lower for the current quarter due in part to the effects of major renovation work at one of the Partnership hotels.

A summary of occupancy and room rates for the Hotels follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                1995      1994
                                                               ------    ------
Occupancy Percentage                                             66.9%     67.1%
Average Room Rate                                              $72.50    $67.25


For the current quarter, food and beverage revenues, at $8.0 million, were essentially unchanged from the prior year period.

Operating results are affected by seasonality. The current period results reflect the winter and early spring seasons in which revenues are typically lower than in the second and third quarters. There can be no assurance, however, that such trends will continue.

OPERATING INCOME: Operating income before depreciation and amortization increased to $5.7 million from $5.2 million, an increase of $.5 million, or 9.9%. The increase is predominantly due to the increase in hotel revenues discussed above. After depreciation and amortization expense, operating income increased to $3.0 million from $2.5 million in the prior year quarter, an increase of $.5 million, or 17.1%.

NET INCOME: For the current quarter, net income was $.2 million ($.05 per unit) compared to the prior year quarter's loss of $.02 million. The improvement is due primarily to the increase in revenues and operating income discussed above.

CASH FLOW AVAILABLE FOR DISTRIBUTION AND INCENTIVE MANAGEMENT FEES: As defined in the Management Agreement, cash flow available for distributions and incentive management fees ("Cash Flow") is net income (or loss) before non-cash charges (principally depreciation and amortization) and incentive management fees but after the reserve for capital improvements and principal payments on mortgage debt. Cash Flow increased in the first quarter of 1995 to $1.9 million ($.45 per unit) from the prior year quarter's $1.7 million ($.39 per unit), an increase of $.2 million ($.06 per unit), or 11.6%. The increase in Cash Flow is due to the higher operating income discussed above.

LIQUIDITY
- - - - - ---------

During the current quarter, cash provided by operating activities was sufficient to satisfy operating cash requirements. It is expected that, for 1995, cash provided by both operations and the lending facility discussed below, or other sources, will be sufficient to meet anticipated cash requirements.

The Operating Partnership has the availability of a $14.1 million revolving loan facility. During the current quarter, average borrowings under the facility were $12.2 million. The interest rate on the outstanding balance averaged 7.5% for the quarter. At March 31, 1995, the balance outstanding under the line was $12.3 million.

In April 1995, pursuant to a commitment obtained in January 1995, the Partnership's lenders extended the maturity of the Partnership's $101,984,000 mortgage note and the line of credit for one year to April 14, 1996.

On April 19, 1995, the General Partner declared a quarterly cash distribution of $.55 per unit ($2.20 annualized) for the current quarter, payable on May 15, 1995, to unitholders of record on April 30, 1995. This distribution has been accrued in the accompanying financial statements.

Cash Flow, as defined in the Management Agreement, for the quarters ended March 31, 1995 and 1994 is presented below (in thousands):

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                1995     1994
                                                               ------   ------
        Net Income (loss)                                      $  230   $  (17)
        Add (deduct):
            Depreciation and amortization                       2,763    2,680
            Cash reserved for capital improvements               (709)    (678)
            Repayments on term loan                              (363)    (331)
                                                               ------   ------

            Cash flow available for distribution and
                incentive management fees                       1,921    1,654
            Cash required for priority distribution            (2,329)  (2,329)
                                                               ------   ------

            Cash flow available for incentive
                management fees                                $ (408)  $ (675)
                                                               ======   ======

The current quarter accrued distribution exceeded cash flow available for distribution and incentive management fees for the current quarter by $408,000. The deficit, as in prior years, is funded from the sources discussed above. As noted in the discussion of operations above, operations of the Hotels are affected by seasonality with summer and fall revenues typically higher than winter revenues. Operating results for the interim period do not necessarily indicate the results expected for the full year.

CAPITAL RESOURCES
- - - - - -----------------

During the current quarter, gross expenditures on capital improvements amounted to $1.5 million.

                       RED LION INNS LIMITED PARTNERSHIP

                          PART II:  OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a)  Exhibits:  Exhibit 27 - Article 5 Financial Data Schedule for 1st Quarter
     10-Q.
(b) Reports on form 8-K - No reports on Form 8-K were filed during the quarter for which this report is being filed.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Vancouver, Washington, on the 12th day of May 1995.



RED LION INNS LIMITED PARTNERSHIP
- - - - - ---------------------------------
(Registrant)

By: RED LION PROPERTIES, INC.
    Its sole General Partner


By: /s/ DAVID J. JOHNSON
   ------------------------------
    David J. Johnson
    President and Chief Executive Officer

                               INDEX OF EXHIBITS


Exhibit
Number
- - - - - -------

  27            Article 5 Financial Data Schedule for 1st Quarter 10-Q

