Form 10-Q
period 1995-06-30
RED LION INNS LIMITED PARTNERSHIP
filed 1995-08-14
CIK 810724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


                                  (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1995
                                                -------------
                                      OR

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


     -------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---    ---.

                       RED LION INNS LIMITED PARTNERSHIP

                              REPORT ON FORM 10-Q

                      For the quarter ended June 30, 1995

                               Table of Contents

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements (Unaudited):

         Consolidated Statements of Income                                  3-4

         Consolidated Balance Sheets                                          5

         Consolidated Statement of Partners' Capital                          6

         Consolidated Condensed Statements of Cash Flows                      7

         Notes to Consolidated Financial Statements                         8-9

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    10-13

PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                    14

                         PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
-------------------------------------------

RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
--------------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar amounts  in thousands except per unit amounts)
                                  (unaudited)

                                        Three Months Ended
                                             June 30,
                                             --------
                                         1995        1994
                                         ----        ----
REVENUES                              $   11,222  $   10,209

OPERATING COSTS AND EXPENSES:
  Property taxes                             735         514
  Base management fee                        853         802
  Incentive management fee                 2,553       1,635
  Depreciation and amortization            2,170       2,731
  Other                                      466         534
                                      ----------  ----------

Total operating costs and expenses         6,777       6,216
                                      ----------  ----------

Operating income                           4,445       3,993

INTEREST EXPENSE                           2,890       2,580
                                      ----------  ----------

Income before income taxes                 1,555       1,413
Income tax provision                          --          --
                                      ----------  ----------

NET INCOME                            $    1,555  $    1,413
                                      ==========  ==========
ALLOCATION OF NET INCOME:
  General Partner                     $       31  $       28
                                      ==========  ==========

  Limited Partners                    $    1,524  $    1,385
                                      ==========  ==========
NET INCOME PER LIMITED PARTNER
  UNIT                                     $0.37       $0.33
                                      ==========  ==========
AVERAGE LIMITED PARTNER UNITS
  OUTSTANDING                          4,133,500   4,133,500
                                      ==========  ==========


                      (see notes to financial statements)

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
     --------------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
            (dollar amounts  in thousands except per unit amounts)
                                  (unaudited)

                                         Six Months Ended
                                             June 30,
                                             --------
                                         1995        1994
                                         ----        ----
REVENUES                              $   18,952  $   17,227

OPERATING COSTS AND EXPENSES:
  Property taxes                           1,382       1,213
  Base management fee                      1,562       1,480
  Incentive management fee                 2,553       1,635
  Depreciation and amortization            4,933       5,411
  Other                                    1,099         951
                                      ----------  ----------

Total operating costs and expenses        11,529      10,690
                                      ----------  ----------

Operating income                           7,423       6,537

INTEREST EXPENSE                           5,638       5,141
                                      ----------  ----------

Income before income taxes                 1,785       1,396
Income tax provision                          --          --
                                      ----------  ----------

NET INCOME                            $    1,785  $    1,396
                                      ==========  ==========
ALLOCATION OF NET INCOME:
  General Partner                     $       36  $       28
                                      ==========  ==========

  Limited Partners                    $    1,749  $    1,368
                                      ==========  ==========
NET INCOME PER LIMITED PARTNER
  UNIT                                     $0.42       $0.33
                                      ==========  ==========
AVERAGE LIMITED PARTNER UNITS
  OUTSTANDING                          4,133,500   4,133,500
                                      ==========  ==========


                      (see notes to financial statements)

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
     --------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                           June 30,       December 31,
                                             1995            1994
                                             ----            ----
                                          (unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                      $     --       $     --
  Prepaid property taxes                         138             --
                                            --------       --------
    Total current assets                         138             --
                                            --------       --------

PROPERTY AND EQUIPMENT:
  Land                                        17,705         17,705
  Buildings and improvements                 162,168        159,602
  Furnishings and equipment                   52,067         51,638
  Construction in progress                     2,044          1,454
                                            --------       --------
                                             233,984        230,399
  Less -- accumulated depreciation           (70,068)       (65,226)
                                            --------       --------
                                             163,916        165,173
                                            --------       --------

DEFERRED LOAN COSTS, net                         605             32
                                            --------       --------

    Total assets                            $164,659       $165,205
                                            ========       ========

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Payable to affiliate                      $ 15,824       $ 12,322
  Accrued distributions to partners            2,329          2,329
  Interest payable                               437            800
  Property taxes                                 218            392
  Current portion long-term debt             114,565          1,500
                                            --------       --------

    Total current liabilities                133,373         17,343
                                            --------       --------

LONG-TERM DEBT, NET OF CURRENT PORTION         9,726        123,430
                                            --------       --------

DEFERRED INCOME TAXES                          1,401          1,401
                                            --------       --------
PARTNERS' CAPITAL:
  Limited Partners, 4,940,000 units issued    32,756         35,554
   Less - 806,500 treasury units, at cost    (11,202)       (11,202)
                                            --------       --------

    Limited Partners, net                     21,554         24,352
  General Partner                             (1,395)        (1,321)
                                            --------       --------

    Total partners' capital                   20,159         23,031
                                            --------       --------

    Total liabilities and partners'         $164,659       $165,205
     capital                                ========       ========

                      (see notes to financial statements)

     RED LION  INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
     ---------------------------------------------------------------------

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     For the six months ended June 30, 1995
                         (dollar amounts in thousands)
                                  (unaudited)



                                            Limited Partners
                                 ---------------------------------------
                                   Issued Units         Treasury Units
                                   ------------         --------------
                                                                           General
                                  Units    Amount     Units      Amount    Partner    Total
                                  -----    ------     -----      ------    -------    -----
Balance at December 31, 1994    4,940,000  $35,554   (806,500)  $(11,202)  $(1,321)  $23,031

Distributions to partners              --   (4,547)        --         --      (110)   (4,657)

Net income                             --    1,749         --         --        36     1,785
                                ---------  -------   --------   --------   -------   -------

Balance at June 30, 1995        4,940,000  $32,756   (806,500)  $(11,202)  $(1,395)  $20,159
                                =========  =======   ========   ========   =======   =======


                      (see notes to financial statements)

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
      --------------------------------------------------------------------

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          Increase (decrease) in cash
                                 (in thousands)
                                  (unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                           ------------------
                                                             1995      1994
                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 1,785   $ 1,396
  Adjustments to reconcile net income to cash
   provided from operating activities:
      Depreciation and amortization                          4,933     5,411
      Amortization of other assets
       (principally deferred loan costs)                       234        --
      Change in certain current assets and liabilities       2,827     2,290
                                                           -------   -------
        Net cash provided by
            operating activities                             9,779     9,097
                                                           -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net                  (3,676)   (3,788)
  Cash reserved for capital improvements                    (1,562)   (1,480)
  Cash withdrawn from reserve for capital improvements       1,562     1,480
                                                           -------   -------
        Net cash used in investing activities               (3,676)   (3,788)
                                                           -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution of cash to partners                          (4,657)   (4,657)
  Payments on term loan                                       (733)     (670)
  Net borrowings on revolving credit facility                   94       165
  Other financing activities                                  (807)       --
                                                           -------   -------

           Net cash used in financing activities            (6,103)   (5,162)
                                                           -------   -------
INCREASE IN CASH                                                --       147
CASH AT BEGINNING OF PERIOD                                     --       213
                                                           -------   -------

CASH AT END OF PERIOD                                      $    --   $   360
                                                           =======   =======

                      (see notes to financial statements)

                  Notes to Consolidated Financial Statements
                                 June 30, 1995
                                  (unaudited)
1.  General

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

Revenues reported in the accompanying statements of income represent the gross operating profits of the Hotels which is credited to the Partnership from Red Lion under the terms of the management agreement.

The operating results for the current quarter ended June 30, 1995 (the "Current Quarter"), and the six months then ended do not necessarily indicate the results expected for the full 1995 year.

In the opinion of management, the accompanying interim financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial condition, cash flows and results of operations for the Current Quarter and the six months ended June 30, 1995.

3.  Related Party Transactions

Amounts payable to affiliate of $15,824,000 at June 30, 1995, consist of amounts payable to Red Lion for construction costs, payroll and payroll taxes, support services, base and current incentive management fees, operating supplies, furnishings and equipment and other current liabilities arising out of normal operations in accordance with the Management Agreement. Amounts payable to affiliate also include an offset for the Hotels' net working capital items which consist of cash held in hotel accounts, accounts receivable, inventories, prepaid expenses, hotel accounts payable, certain taxes other than property, income and payroll taxes. These balances are due in the normal course of business. Such net working capital items amounted to $2,378,000 and $2,019,000
at June 30, 1995 and 1994, respectively.   Amounts payable to affiliate which
are outstanding for more than 30 days incur interest at a Prime-based interest rate ( 9.50% at June 30, 1995).

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

In 1993, the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS109). This statement requires, among other things, the recording of deferred income taxes based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate. The Partnership determined that no adjustment to deferred income taxes was necessary during the three and six months ended June 30, 1995.

5.  Supplemental Cash Flow Disclosure

During the six-month periods ended June 30, 1995 and 1994, the Partnership made interest payments amounting to $5,767,000 and $5,135,000, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

Operating Revenues and Expenses of the Hotels
---------------------------------------------
           (in thousands)

                                     Three Months Ended  Six Months Ended
                                         June 30,             June 30,
                                         --------             --------
                                       1995    1994         1995    1994
                                       ----    ----         ----    ----
REVENUES:
    Rooms                            $17,105 $15,658      $30,468 $28,115
    Food and beverage                  8,671   8,609       16,624  16,496
    Other                              2,654   2,440        4,976   4,688
                                     ------- -------      ------- -------

    Total revenues                    28,430  26,707       52,068  49,299

OPERATING COSTS AND EXPENSES:
  Departmental direct expenses
    Rooms                              3,999   3,588        7,482   6,865
    Food and beverage                  6,874   6,780       13,314  13,239
    Other                                986     965        1,895   1,838
  Administration and general           2,278   2,225        4,429   4,333
  Sales, promotion and advertising     1,282   1,153        2,475   2,286
  Utilities                              738     809        1,500   1,610
  Repairs and maintenance              1,051     978        2,021   1,901
                                     ------- -------      ------- -------

    Total operating costs and         17,208  16,498       33,116  32,072
     expenses                        ------- -------      ------- -------

Gross operating profit of Hotels     $11,222 $10,209      $18,952 $17,227
                                     ======= =======      ======= =======

Partnership Revenues: For the Current Quarter, revenues (which represent the amounts credited from Red Lion) increased to $11.2 million from $10.2 million in the comparable 1994 quarter, an increase of $1.0 million, or 9.9%. For the six months ended June 30, 1995, revenues increased to $18.9 million from $17.2 million in the comparable 1994 period, an increase of $1.7 million or 10.0%.
The changes in specific revenues and expenses, including those of the Hotels that affect the amounts credited from Red Lion and thus the Partnership's revenues and operating results, are discussed below.

Gross Revenues of the Hotels: For the Current Quarter, room revenues increased to $17.1 million from $15.7 million, an increase of $1.4 million, or 9.2% from the prior year quarter. For the six months ended June 30, 1995, room revenues increased to $30.5 million from $28.1 million, an increase of $2.4 million or 8.4%. The increase in room revenues for the Current Quarter and six months ended June 30, 1995, is due to an increase in occupancy and higher room rates.

A summary of occupancy and room rates for the Hotels follows:



                            Three Months Ended    Six Months Ended
                                 June 30,             June 30,
                                 --------             --------
                             1995       1994       1995      1994
                             ----       ----       ----      ----
   Occupancy Percentage      80.9%      78.1%      73.9%     72.6%
   Average Room Rate       $75.87     $71.81     $74.35    $69.72

For the Current Quarter and six months ended June 30, 1995, food and beverage revenues, at $8.7 million and $16.6 million, respectively, were essentially unchanged from the prior year periods.

Other revenues for the Current Quarter and six-month period increased by $.2 million (8.8%) and $.3 million (6.1%), respectively, due to the increase in occupancy and higher meeting room and equipment rentals.

Operating results are affected by seasonality. The Current Quarter results reflect spring and early summer in which revenues are typically lower than in the third quarter but higher than in the first quarter. There can be no assurance, however, that such trends will continue.

Operating Income: For the Current Quarter, operating income before incentive management fee, depreciation and amortization increased to $9.2 million from $8.4 million, an increase of $.8 million, or 9.7%. As a percentage of Hotel gross revenues, this item increased to 32.2% from 31.3% in the prior year quarter, an increase of approximately 1 point. For the six months ended June 30, 1995, operating income before incentive management fee, depreciation and amortization increased to $14.9 million from the comparable prior year period amount of $13.6 million, an increase of $1.3 million, or 9.8%. As a percentage of Hotel gross revenues, this item increased to 28.6% from 27.6% in the prior year, an increase of 1 point. These increases reflect the improvement in operations discussed above.

Net Income: For the Current Quarter, net income was $1.6 million ($.37 per unit) compared to the prior year quarter's $1.4 million ($.33 per unit). For the six months ended June 30, 1995, net income was $1.8 million ($.42 per unit) compared to the comparable prior year period amount of $1.4 million ($.33 per unit). The Current Quarter and six-month amounts reflect higher incentive management fees which resulted from an increase in cash flow available for incentive management fees.

Cash Flow Available for Distribution and Incentive Management Fees: As defined in the Management Agreement, cash flow available for distributions and incentive management fees ("Cash Flow") is net income (or loss) before non-cash charges (primarily depreciation and amortization) and incentive management fees but after the reserve for capital improvements and principal payments on mortgage debt. Cash Flow increased in the Current Quarter to $5.3 million ($1.25 per limited partner unit) from the prior year quarter's $4.6 million ($1.10 per limited partner unit), an increase of $.7 million, or 14%. Cash Flow for the six months ended June 30, 1995 increased to $7.2 million ($1.70 per limited partner unit) from the comparable prior year period's $6.3 million ($1.49 per limited partner unit) an increase of $.9 million, or 14.6%. The increase in Cash Flow is due to improved operations.

Liquidity
---------

During the Current Quarter, cash provided by operating activities was sufficient to satisfy operating cash requirements. It is expected that, for 1995, cash provided by both operations and the lending facility discussed below, or other sources, will be sufficient to meet anticipated cash requirements.

The Operating Partnership has the availability of a $14.1 million revolving loan facility. During the Current Quarter, average borrowings under the facility were $12.7 million. As of June 30, 1995 the interest rate was 8.8% and the balance outstanding was $12.8 million.

In April 1995 pursuant to a commitment obtained in January 1995, the Partnership's lenders extended the maturity of the Partnership's mortgage note and the line of credit for one year to April 14, 1996. At June 30, 1995, the mortgage note balance was $101.7 million.

On July 18, 1995, the General Partner declared a quarterly cash distribution of $.55 per unit ($2.20 annualized) for the Current Quarter, payable on August 15, 1995, to unitholders of record on July 31, 1995. This distribution has been accrued in the accompanying financial statements.

Cash Flow, as defined in the Management Agreement, for the quarters ended June 30, 1995 and 1994 is presented below (in thousands):



                                           Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                                --------             --------
                                            1995       1994       1995      1994
                                            ----       ----       ----      ----
Net Income (loss)                          $ 1,555    $ 1,413   $ 1,785   $ 1,396
Add (deduct):
  Depreciation and amortization
    (including deferred loan costs)          2,404      2,731     5,167     5,411
  Incentive management fee                   2,553      1,635     2,553     1,635
  Deferred income taxes                         --         --        --        --
  Cash reserved for capital improvements      (853)      (802)   (1,562)   (1,480)
  Repayments on term loan                     (370)      (339)     (733)     (670)
                                           -------    -------   -------   -------
Cash flow available for distribution and
  incentive management fees                  5,289      4,638     7,210     6,292
Cash required for priority distribution     (2,329)    (2,329)   (4,657)   (4,657)
                                           -------    -------   -------   -------
Cash flow available for incentive
  management fees                          $ 2,960    $ 2,309   $ 2,553   $ 1,635
                                           =======    =======   =======   =======

The year-to-date cash flow available for distribution and incentive management fees exceeded accrued cash distributions by $2,553,000. The Partnership accrued an incentive management fee in the same amount at June 30, 1995. As noted in the discussion of operations above, the operations of the Hotels are affected by seasonality with summer and fall revenues typically higher than winter revenues. Operating results for the interim period do not necessarily indicate the results expected for the full year.

Capital Resources
-----------------

During the six months ended June 30, 1995, gross expenditures on capital improvements amounted to $3.7 million.

                       RED LION INNS LIMITED PARTNERSHIP

                          PART II:  OTHER INFORMATION


ITEM 6:   Exhibits and Reports on Form 8-K
------------------------------------------

  (a) Exhibits: Exhibit 27 - Article 5 Financial Data Schedule for 2nd Quarter 10-Q.
  (b) Reports on form 8-K - No reports on Form 8-K were filed during the quarter for which this report is being filed.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Vancouver, Washington, on the 14th day of August 1995.



RED LION INNS LIMITED PARTNERSHIP
---------------------------------
(Registrant)

By:  RED LION PROPERTIES, INC.
     Its sole General Partner



By: /s/ David J. Johnson
   -------------------------------------
   David J. Johnson
   President and Chief Executive Officer

                               INDEX OF EXHIBITS


   Exhibit
   Number
   ------

     27        Article 5 Financial Data Schedule for 2nd Quarter 10-Q