Form 10-Q
period 1995-09-30
RED LION INNS LIMITED PARTNERSHIP
filed 1995-11-14
CIK 810724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                 (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995
                                              ------------------

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________to_______________


                       Commission file number    1-9443
                                             -------------


                       Red Lion Inns Limited Partnership
                       ---------------------------------
            (Exact name of registrant as specified in its charter)


                   Delaware                                    94-3029959
                   --------                                    ----------
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)


        4001 Main Street, Vancouver, Washington                  98663
        ----------------------------------------               ----------
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
                                         ---     ---

                       RED LION INNS LIMITED PARTNERSHIP

                              REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                               TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

ITEM 1  Consolidated Financial Statements (Unaudited):

          Consolidated Statements of Income                           3-4

          Consolidated Balance Sheets                                   5

          Consolidated Statement of Partners' Capital                   6

          Consolidated Condensed Statements of Cash Flows               7

        Notes to Consolidated Financial Statements                   8-10

ITEM 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations               11-16

PART II.  OTHER INFORMATION

ITEM 6  Exhibits and Reports on Form 8-K                               17

                         PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
-------------------------------------------

RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
--------------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar amounts in thousands except per unit amounts)
                                  (unaudited)

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                        -----------------------
                                           1995         1994
                                        ----------   ----------

REVENUES                                $   11,486   $   10,382

OPERATING COSTS AND EXPENSES:
  Property taxes                               771          688
  Base management fee                          847          794
  Incentive management fee                   1,651        2,386
  Depreciation and amortization              2,229        2,715
  Other                                        428          439
                                        ----------   ----------

Total operating costs and expenses           5,926        7,022
                                        ----------   ----------

Operating income                             5,560        3,360

INTEREST EXPENSE                             2,819        2,606
                                        ----------   ----------

Income before income taxes                   2,741          754
Income tax provision                            --           25
                                        ----------   ----------

NET INCOME                              $    2,741   $      729
                                        ==========   ==========

ALLOCATION OF NET INCOME:
  General Partner                       $       55   $       15
                                        ==========   ==========

  Limited Partners                      $    2,686   $      714
                                        ==========   ==========

NET INCOME PER LIMITED PARTNER
  UNIT                                  $     0.65   $     0.17
                                        ==========   ==========

AVERAGE LIMITED PARTNER UNITS
  OUTSTANDING                            4,133,500    4,133,500
                                        ==========   ==========



                      (see notes to financial statements)

RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
--------------------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
             (dollar amounts in thousands except per unit amounts)
                                  (unaudited)

                                           NINE MONTHS ENDED
                                            SEPTEMBER  30,
                                        -----------------------
                                           1995         1994
                                        ----------   ----------

REVENUES                                $   30,438   $   27,609

OPERATING COSTS AND EXPENSES:
  Property taxes                             2,153        1,901
  Base management fee                        2,409        2,273
  Incentive management fee                   4,204        4,021
  Depreciation and amortization              7,162        8,126
  Other                                      1,527        1,391
                                        ----------   ----------

Total operating costs and expenses          17,455       17,712
                                        ----------   ----------

Operating income                            12,983        9,897

INTEREST EXPENSE                             8,457        7,747
                                        ----------   ----------

Income before income taxes                   4,526        2,150
Income tax provision                            --           25
                                        ----------   ----------

NET INCOME                              $    4,526   $    2,125
                                        ==========   ==========

ALLOCATION OF NET INCOME:
  General Partner                       $       90   $       42
                                        ==========   ==========

  Limited Partners                      $    4,436   $    2,083
                                        ==========   ==========

NET INCOME PER LIMITED PARTNER
  UNIT                                  $     1.07   $     0.50
                                        ==========   ==========

AVERAGE LIMITED PARTNER UNITS
  OUTSTANDING                            4,133,500    4,133,500
                                        ==========   ==========



                      (see notes to financial statements)

RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
--------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                           SEPTEMBER 30,    DECEMBER 31,
                                                1995            1994
                                           --------------   -------------
                                            (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash                                          $     --        $     --
  Prepaid property taxes                             176              --
                                                --------        --------
    Total current assets                             176              --
                                                --------        --------

PROPERTY AND EQUIPMENT:
  Land                                            17,705          17,705
  Buildings and improvements                     163,665         159,602
  Furnishings and equipment                       54,237          51,638
  Construction in progress                         1,255           1,454
                                                --------        --------
                                                 236,862         230,399
  Less -- accumulated depreciation               (72,097)        (65,226)
                                                --------        --------
                                                 164,765         165,173
                                                --------        --------

DEFERRED LOAN COSTS, net                             416              32
                                                --------        --------

    Total assets                                $165,357        $165,205
                                                ========        ========

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Payable to affiliate                          $ 15,336        $ 12,322
  Accrued distributions to partners                2,329           2,329
  Interest payable                                   347             800
  Property taxes                                     677             392
  Current portion of long-term debt              114,970           1,500
                                                --------        --------

    Total current liabilities                    133,659          17,343
                                                --------        --------

LONG-TERM DEBT, NET OF CURRENT PORTION             9,726         123,430
                                                --------        --------

DEFERRED INCOME TAXES                              1,401           1,401
                                                --------        --------

PARTNERS' CAPITAL:
  Limited Partners, 4,940,000 units
   issued                                         33,169          35,554
    Less - 806,500 treasury units, at
     cost                                        (11,202)        (11,202)
                                                --------        --------
    Limited Partners, net                         21,967          24,352
  General Partner                                 (1,396)         (1,321)
                                                --------        --------

    Total partners' capital                       20,571          23,031
                                                --------        --------

    Total liabilities and partners'
     capital                                    $165,357        $165,205
                                                ========        ========

                      (see notes to financial statements)

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
     --------------------------------------------------------------------

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  For the nine months ended September 30, 1995
                         (dollar amounts in thousands)
                                  (unaudited)



                                                 LIMITED PARTNERS
                                   -------------------------------------------
                                       ISSUED UNITS          TREASURY UNITS
                                   -------------------    --------------------
                                                                                  GENERAL
                                     UNITS     AMOUNT      UNITS       AMOUNT     PARTNER     TOTAL
                                   ---------   -------    --------    --------    -------    -------
Balance at December 31, 1994       4,940,000   $35,554    (806,500)   $(11,202)   $(1,321)   $23,031

Distributions to partners                 --    (6,821)         --          --       (165)    (6,986)

Net income                                --     4,436          --          --         90      4,526
                                   ---------   -------    --------    --------    -------    -------

Balance at September 30, 1995      4,940,000   $33,169    (806,500)   $(11,202)   $(1,396)   $20,571
                                   =========   =======    ========    ========    =======    =======

                      (see notes to financial statements)

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
      --------------------------------------------------------------------

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          Increase (decrease) in cash
                                 (in thousands)
                                  (unaudited)

                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                           ------------------
                                             1995       1994
                                           -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $ 4,526    $ 2,125
  Adjustments to reconcile net income
   to cash provided from operating
   activities:
      Depreciation and amortization          7,162      8,126
      Amortization of other assets
       (principally deferred loan costs)       449         --
      Deferred income taxes                     --         25
      Change in certain current assets
       and liabilities                       2,670      4,398
                                           -------    -------

           Net cash provided by
            operating activities            14,807     14,674
                                           -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment,
   net                                      (6,754)    (6,051)
  Cash reserved for capital improvements    (2,409)    (2,273)
  Cash withdrawn from reserve for
   capital improvements                      2,409      2,273
                                           -------    -------
           Net cash used in investing
            activities                      (6,754)    (6,051)
                                           -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution of cash to partners          (6,986)    (6,986)
  Payments on term loan                     (1,112)    (1,017)
  Net borrowings (payments) on
   revolving credit facility                   878       (648)
  Other financing activities                  (833)        --
                                           -------    -------

           Net cash used in financing
            activities                      (8,053)    (8,651)
                                           -------    -------
DECREASE IN CASH                                --        (28)
CASH AT BEGINNING OF PERIOD                     --        213
                                           -------    -------

CASH AT END OF PERIOD                      $    --    $   185
                                           =======    =======

                      (see notes to financial statements)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                  (UNAUDITED)


1.  GENERAL

Red Lion Inns Limited Partnership, a Delaware limited partnership (the "Partnership"), was organized for the purpose of acquiring and owning, through its subsidiary limited partnership, Red Lion Inns Operating L.P., a Delaware limited partnership (the "Operating Partnership"), ten Red Lion hotels (the "Hotels"). On April 14, 1987 (the date of the Partnership's inception), the Operating Partnership acquired the Hotels from Red Lion, a California limited partnership ("Red Lion"), which continued to manage the Hotels under a long-term management agreement (the "Management Agreement").

Red Lion Hotels, Inc. (the "Company") was incorporated in Delaware in March 1994. On August 1, 1995, Red Lion contributed substantially all of its assets (excluding 17 hotels, certain minority joint venture interests and cash) and certain liabilities to the Company. In connection with this transaction, Red Lion assigned the Management Agreement to the Company, which continues to operate and manage the Hotels thereunder. The general partner of the Partnership and Operating Partnership is Red Lion Properties, Inc. (the "General Partner"), a wholly owned subsidiary of the Company. The Company became a publicly held Company in July 1995. The Company files reports and other information with the Securities and Exchange commission in accordance with the Securities Exchange Act of 1934.

The Company manages the Hotels as part of a full service hotel chain which operates in the western half of the United States. The Red Lion hotel system, established in 1959, which currently includes 53 lodging facilities with a total of approximately 14,000 rooms, has approximately 11,000 employees. Revenues for Red Lion for the year ended December 31, 1994 (before the contribution of assets and liabilities to the Company) were $462.9 million. The lodging facilities are designed to provide guests with a full range of high-quality hotel accommodations in convenient locations at competitive prices.

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

Revenues reported in the accompanying statements of income represent the gross operating profits of the Hotels which is credited to the Partnership from the Company under the terms of the Management Agreement. Operating revenues and expenses and the working capital of the Hotels are included in consolidated financial statements of the Company and are excluded from the accompanying financial statements of the Partnership. The amounts are excluded from the accompanying financial statements of the Partnership because the Company, and not the Partnership, had operating responsibility for the Hotels and such operating responsibility is substantially the same as those for owned hotels.

The operating results for the Current Quarter ended September 30, 1995 (the "Current Quarter"), and the nine months then ended do not necessarily indicate the results expected for the full 1995 year.

In the opinion of management, the accompanying interim financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Partnership's financial condition, cash flows and results of operations for the Current Quarter and the nine months ended September 30, 1995.

3.  RELATED PARTY TRANSACTIONS

Amounts payable to affiliate of $15,336,000 at September 30, 1995, consists of amounts payable to the Company for construction costs, payroll and payroll taxes, support services, base and current incentive management fees, operating supplies, furnishings and equipment and other current liabilities arising out of normal operations in accordance with the Management Agreement. Amounts payable to affiliate also include an offset for the Hotels' net working capital items which consist of cash held in hotel accounts, accounts receivable, inventories, prepaid expenses, hotel accounts payable, certain taxes other than property, income and payroll taxes. Since the Company has operating responsibilities associated with the Hotels, these working capital items are excluded from the accompanying financial statements. These balances are due in the normal course of business. Such net working capital items amounted to $1,865,000 and $2,072,000 at September 30, 1995 and 1994, respectively. Amounts payable to affiliate which are outstanding for more than 30 days incur interest at a Prime-based interest rate (9.25% at September 30, 1995).

Included in long-term debt is a $3.7 million non-interest bearing loan made to the Partnership by the General Partner and $6 million of non-interest bearing deferred incentive management fees owed to the Company.

Under the Management Agreement, the Partnership pays base and incentive management fees to the Company. Incentive management fees payable to the Company are equal to the sum of 15% of adjusted gross operating profit up to $36 million (operating profit target) and 25% of adjusted gross operating profit in excess of the operating profit target. Adjusted gross operating profit is gross operating profit (the revenues reported in the accompanying financial statements) less base management fees (3% of gross revenues of the Hotels).

Incentive management fees are only payable to the extent that cash flow available for distributions and incentive management fees, as defined in the Management Agreement ("Cash Flow"), exceeds the amount required to pay the annual priority distribution to Limited Partners of $2.20 per Unit. Cash Flow is defined as net income (or loss) before non-cash charges (primarily depreciation and amortization) and incentive management fees, but after the reserve for capital improvements and principal payments on mortgage debt.

4.  INCOME TAXES

During 1987, Congress passed the Omnibus Budget Reconciliation Act which, among other things, treats certain publicly-traded partnerships as corporations for tax purposes for the years beginning after December 31, 1987. Publicly-traded partnerships in existence prior to December 18, 1987, such as the Partnership, will not be treated as corporations, for tax purposes, for ten years or until taxable years beginning after December 31, 1997. The effect of this Act will be to cause the Partnership to be taxed as a corporation beginning January 1, 1998. The effect of treating publicly-traded partnerships, such as the Partnership, as corporations will be to tax the income of the Partnership at the entity level and reflect distributions to partners as dividends. Additional costs to the Partnership for such taxes would reduce the amount available for distribution to the partners.

In 1993, the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS109). This statement requires, among other things, the recording of deferred income taxes based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate. The Partnership determined that no adjustment to deferred income taxes was necessary during the three and nine months ended September 30, 1995.

5.  SUPPLEMENTAL CASH FLOW DISCLOSURE

During the nine-month periods ended September 30, 1995 and 1994, the Partnership made interest payments amounting to $8,461,000 and $7,744,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS:

The revenues of the Partnership represent the gross operating profits of the Hotels which is credited to the Partnership from the Company under the terms of the Management Agreement. The gross operating revenues and expenses of the Hotels are included in the consolidated financial statements of the Company, and are excluded from the financial statements of the Partnership, because the Company, and not the Partnership, has operating responsibility for the Hotels. The following table sets forth the Company's operating revenues and expenses associated with the Hotels:

              Gross Operating Revenues and Expenses of the Hotels
              ---------------------------------------------------
                                 (in thousands)


                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                          ------------------           -------------------
                                            1995       1994              1995        1994
                                          --------   -------           --------    -------
REVENUES:
    Rooms                                  $17,756   $16,415            $48,224    $44,530
    Food and beverage                        7,879     7,649             24,503     24,145
    Other                                    2,599     2,404              7,575      7,092
                                           -------   -------            -------    -------

    Total revenues                          28,234    26,468             80,302     75,767
                                           -------   -------            -------    -------

OPERATING COSTS AND EXPENSES:
  Departmental direct expenses
    Rooms                                    4,111     3,768             11,593     10,633
    Food and beverage                        6,294     6,217             19,608     19,456
    Other                                      958       945              2,853      2,783
  Administrative and general                 2,236     2,061              6,665      6,394
  Sales, promotion and advertising           1,262     1,177              3,737      3,463
  Utilities                                    910       913              2,410      2,523
  Repairs and maintenance                      977     1,005              2,998      2,906
                                           -------   -------            -------    -------

    Total operating costs and expenses      16,748    16,086             49,864     48,158
                                           -------   -------            -------    -------

Gross operating profit of Hotels           $11,486   $10,382            $30,438    $27,609
                                           =======   =======            =======    =======


GROSS REVENUES OF THE HOTELS: For the quarter ended September 30, 1995 (the "Current Quarter"), room revenues increased to $17.8 million from $16.4 million in the prior year quarter, an increase of $1.4 million, or 8.2%. For the nine months ended September 30, 1995, room revenues increased to $48.2 million from $44.5 million in the comparable 1994 period, an increase of $3.7 million or 8.3%. The increase in room revenues for the Current Quarter and nine months ended September 30, 1995, is due to higher rooms rates and an increase in occupancy.

A summary of occupancy and room rates for the Hotels follows:



                           THREE MONTHS ENDED     NINE MONTHS ENDED
                             SEPTEMBER 30,          SEPTEMBER 30,
                          --------------------   -------------------
                            1995        1994       1995       1994
                          ---------   --------   --------   --------
Occupancy Percentage          81.7%      80.8%      76.5%      75.4%
Average Room Rate           $77.13     $72.00     $75.35     $70.54

For the Current Quarter and nine months ended September 30, 1995, food and beverage revenues, at $7.9 million and $24.5 million, respectively, were essentially unchanged from the prior year periods.

Other revenues for the Current Quarter and 1995 nine-month period increased by $.2 million, or 8.1%, and $.5 million, or 6.8%, respectively, from prior year periods due to the increase in occupancy and higher meeting room and equipment rentals.

Operating results are affected by seasonality. The Current Quarter results reflect the late summer and early fall seasons in which revenues are typically higher than winter and spring seasons. There can be no assurance, however, that such trends will continue.

GROSS OPERATING COSTS AND EXPENSES OF THE HOTELS: For the Current Quarter gross operating costs and expenses of the Hotels increased to $16.7 million from $16.1 million in the prior year quarter, an increase of $0.7 million, or 4.1%. The increase is largely due to a $0.3 million increase in rooms expense and a $0.2 million increase in administrative and general costs. For the nine months ended September 30, 1995, gross operating costs and expenses of the Hotels increased to $49.9 million from $48.2 million for the comparable period in 1994, an increase of $1.7 million, or 3.5%. The increase is due primarily to increases in rooms expense and administrative and general costs of $1.0 million and $0.3 million, respectively. The increases in rooms expense and administrative and general costs for both the quarter and nine month periods is primarily due to higher occupancy.

Gross Revenues improved by 6.7% for the Current Quarter and 6.0% for the nine months ended September 30, 1995. With the improved Gross Revenues of the Hotels and careful management of operating costs, the gross operating profit of the Hotels improved by 10.6% and 10.3% for the Current Quarter and nine months ended September 30, 1995, respectively.

PARTNERSHIP REVENUES: For the Current Quarter, revenues (which represent the gross operating profit of the Hotels credited from the Company) increased to $11.5 million from $10.4 million in the comparable 1994 quarter, an increase of $1.1 million, or 10.6%. For the nine months ended September 30, 1995, revenues increased to $30.4 million from $27.6 million in the comparable 1994 period, an increase of $2.8 million, or 10.2%. The changes in gross revenues and expenses of the Hotels that affect the amounts credited from the Company are discussed above.

OPERATING INCOME: For the Current Quarter, operating income before incentive management fee, depreciation and amortization increased to $9.4 million from $8.5 million in the prior year quarter, an increase of 11.6%. As a percentage of Hotel gross revenues, this item increased to 33.4% from 32.0% in the prior year quarter, an increase of 1.4 points. For the nine months ended September 30, 1995, operating income before incentive management fee, depreciation and amortization increased to $24.3 million from the comparable prior year period amount of $22.0 million, an increase of 10.5%. As a percentage of Hotel gross revenues, this item increased to 30.3% from 29.1% in the prior year, an increase of 1.2 points. These increases reflect the improvement in operations discussed above.

OPERATING COSTS & EXPENSES: For the Current Quarter, operating costs and expenses decreased by $1.1 million when compared to the same period in 1994.
The decrease is largely due to a $0.7 million decrease in incentive management fees as explained below (see Incentive Management Fee). Also contributing to the decrease in operating costs and expenses is a $0.5 million decrease in depreciation and amortization due to assets having been fully depreciated in March of the current year. Operating costs and expenses for the nine months ended September 30, 1995, decreased $0.3 million to $17.5 million from $17.7 million for the same period in 1994. The decrease in operating costs is due to a $1.0 million decrease in depreciation and amortization offset by increases in property taxes, base management fees, incentive management fees and other operating costs. The decrease in depreciation and amortization is due to assets having been fully depreciated earlier in the year.

INCENTIVE MANAGEMENT FEE: Incentive management fees payable to the Company are equal to the sum of 15% of adjusted gross operating profit up to $36 million and 25% of adjusted gross operating profit in excess of $36 million. Adjusted gross operating profit is gross operating profit (Partnership revenues) less base management fees (3% of gross revenues of the Hotels). Incentive management fees are only payable to the extent that Cash Flow available for distributions and incentive management fees, as defined in the Management Agreement ("Cash Flow"), exceeds the amount required to pay the annual priority distribution to Limited Partners of $2.20 per Unit. Cash Flow is defined as net income (or loss) before non-cash charges (primarily depreciation and amortization) and incentive management fees, but after the reserve for capital improvements and principal payments on mortgage debt.

During the year, the Company recognizes incentive management fees equal to 15% of the adjusted gross operating profit as defined, not to exceed cash flow available for incentive management fees. Therefore, interim period results can reflect significant differences between periods in incentive management fees expense depending upon the interim period's cash flow available to pay incentive management fees.

On a year-to-date basis, 1995 incentive management fees to be recognized as defined by the Management Agreement were approximately equal to the comparable 1994 period. However, as a result of significantly higher cash flow available for incentive management fees generated in the first six months of 1995 as compared to the prior year period, the Company recognized more incentive management fee expense earlier in the year. Therefore, the Current Quarter reflects lower incentive management fees expense of $1.7 million as compared to $2.4 million for the same quarter last year.

NET INCOME: For the Current Quarter, net income was $2.7 million ($0.65 per unit) compared to the prior year quarter's $.7 million ($.17 per unit). For the nine months ended September 30, 1995, net income was $4.5 million ($1.07 per unit) compared to the comparable prior year period amount of $2.1 million ($.50 per unit). The Current Quarter and nine-month amounts reflect higher revenues offset by decreased operating costs and expenses as discussed above.

Interest expense for the Current Quarter increased $0.2 million to $2.8 million from $2.6 million for the same period in 1994. Interest expense for the nine months ended September 30, 1995 increased $0.7 million to $8.5 million from $7.7 million in 1994. The increases for both the Current Quarter and the nine months ended September 30, 1995 were due to increases in interest rates and of deferred loan costs. Deferred loan costs for the Current Quarter and the nine months ended September 30, 1995 amounted to $0.2 million and $0.4 million, respectively.

CASH FLOW AVAILABLE FOR DISTRIBUTION AND INCENTIVE MANAGEMENT FEES: Cash Flow for the quarters and nine-month periods ended September 30, 1995 and 1994 is presented below (in thousands):


                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                           --------------------   -------------------
                                             1995        1994       1995       1994
                                           ---------   --------   --------   --------

Net Income (loss)                           $ 2,741    $   729    $ 4,526    $ 2,125
Add (deduct):
  Depreciation and amortization
    (including deferred loan costs)           2,444      2,715      7,611      8,126
  Incentive management fee                    1,651      2,386      4,204      4,021
  Deferred income taxes                          --         25         --         25
  Cash reserved for capital improvements       (847)      (794)    (2,409)    (2,273)
  Repayments on term loan                      (379)      (346)    (1,112)    (1,017)
                                            -------    -------    -------    -------

Cash flow available for distribution and
  incentive management fees                   5,610      4,715     12,820     11,007
Cash required for priority distribution      (2,329)    (2,329)    (6,986)    (6,986)
                                            -------    -------    -------    -------

Cash flow available for incentive
 management fees                              3,281      2,386      5,834      4,021
Incentive management fee                      1,651      2,386      4,204      4,021
                                            -------    -------    -------    -------

Excess cash flow                            $ 1,630    $    --    $ 1,630    $    --
                                            =======    =======    =======    =======

Cash Flow available for incentive management fees for the nine months ended September 30, 1995 was $5,834,000, which exceeded the incentive management fee of $4,204,000 for the period by $1,630,000. Under the Management Agreement, 25% of any such excess Cash Flow at year end will be paid to the Company to pay down the $6 million in non-interest bearing deferred incentive management fees currently outstanding. The balance of any additional excess Cash Flow will be paid to the General Partner to pay down the $3.7 million non-interest bearing loan. As noted in the discussion of operations above, the operations of the Hotels are affected by seasonality with summer and fall revenues typically higher than winter revenues.

Cash Flow increased in the Current Quarter to $5.6 million ($1.33 per limited partner unit) from the prior year quarter's $4.7 million ($1.11 per limited partner unit), an increase of $.9 million, or 19%. Cash Flow for the nine months ended September 30, 1995 increased to $12.8 million ($3.03 per limited partner unit) from the comparable prior year period's $11.0 million ($2.60 per limited partner unit), an increase of $1.8 million, or 16.5%. The increase in Cash Flow is due to improved operations as discussed above.

LIQUIDITY
---------

During the Current Quarter, cash provided by operating activities was sufficient to satisfy operating cash requirements. It is expected that, for 1995, cash provided by both operations and the lending facility discussed below, or by the Company, will be sufficient to meet anticipated cash requirements.

The Operating Partnership has the availability of a $14.1 million revolving loan facility. During the Current Quarter, average borrowings under the facility were $12.2 million. As of September 30, 1995, the interest rate was 8.8% and the balance outstanding was $12.3 million.

In April, the Partnership's lenders extended the maturity of the Partnership's mortgage note and the line of credit for one year to April 14, 1996. At September 30, 1995, the mortgage note balance was $101.4 million.

On October 18, 1995, the General Partner declared a quarterly cash distribution of $.55 per unit ($2.20 annualized) for the Current Quarter, payable on November 15, 1995, to unitholders of record on October 31, 1995. This distribution has been accrued in the accompanying financial statements.

CAPITAL RESOURCES
-----------------

The main purpose of the Partnership's capital expenditure program is to maintain all facilities in good condition, to conform with all applicable legal requirements and to upgrade or improve facilities as needed to provide a competitive product in the marketplace. These expenditures include guest room, lounge and restaurant renovations, public area refurbishments and telephone and computer system upgrades.

During the nine months ended September 30, 1995, gross expenditures on capital improvements amounted to $6.8 million. These were funded by operating cash flows, borrowings on the line of credit or from the Company. Future capital needs will be met from these same sources.

                       RED LION INNS LIMITED PARTNERSHIP

                          PART II:  OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
-------  ---------------------------------

 (a) Exhibits: Exhibit 27 - Article 5 Financial Data Schedule for 3rd Quarter 10-Q.
 (b) Reports on form 8-K - No reports on Form 8-K were filed during the quarter for which this report is being filed.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Vancouver, Washington, on the 14th day of November 1995.



RED LION INNS LIMITED PARTNERSHIP
---------------------------------
(Registrant)

By:  RED LION PROPERTIES, INC.
     Its sole General Partner



By:  /S/DAVID J. JOHNSON
     -------------------
     David J. Johnson
     President and Chief Executive Officer

                               INDEX OF EXHIBITS
   Exhibit
   Number
   ------



     27          Article 5 Financial Data Schedule for 3rd Quarter 10-Q