Form 10-K
period 1995-12-31
RED LION INNS LIMITED PARTNERSHIP
filed 1996-04-01
CIK 810724

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                                   (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                            -----------------
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________
                         Commission File Number 1-9443
                                                ------

                       RED LION INNS LIMITED PARTNERSHIP
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       94-3029959
- -------------------------------                          ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4001 Main Street, Vancouver, Washington                    98663
- ---------------------------------------                    -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (360) 696-0001
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:


                                                   Name of each exchange on
          Title of each class                          which registered

      Units representing limited
      partnership interests                         American Stock Exchange
      --------------------------                    -----------------------

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

Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of units of non-voting limited partnership interests held by non-affiliates was $99,636,250 at March 25, 1996, and is based on a closing price of $24.125 and 4,130,000 units outstanding and held by non-affiliates.


                               TABLE OF CONTENTS
                               -----------------

Item of Form 10-K                                                           Page
- -----------------                                                           ----
PART I                                                                        3

 Item 1 -   Business                                                          3
 Item 2 -   Properties                                                        6
 Item 3 -   Legal Proceedings                                                 7
 Item 4 -   Submission of Matters to a Vote
            of Security Holders                                               7

PART II                                                                       7

 Item 5 -   Market for the Registrant's Common
            Equity and Related Stockholder Matters                            7
 Item 6 -   Selected Financial Data                                           8
 Item 7 -   Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                                        9
 Item 8 -   Financial Statements and Supplementary Data                      13
 Item 9 -   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                           30

PART III                                                                     30

 Item 10 -  Directors and Executive Officers of
            the Registrant                                                   30
 Item 11 -  Executive Compensation                                           31
 Item 12 -  Security Ownership of Certain Beneficial
            Owners and Management                                            31
 Item 13 -  Certain Relationships and Related
            Transactions                                                     31
PART IV                                                                      33

 Item 14 -  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                                          33

SIGNATURES                                                                   35

                                     PART I
Item 1        Business
- ----------------------

GENERAL DEVELOPMENT OF BUSINESS:

Red Lion Inns Limited Partnership and its subsidiary limited partnership, Red Lion Inns Operating L.P. (the "Partnership" and the "Operating Partnership", respectively; collectively, the "Partnership"), were formed in 1987 under the Delaware Revised Uniform Limited Partnership Act for the purpose of owning, through the Operating Partnership, ten Red Lion hotels (the "Hotels" or individually, a "Hotel"). The Hotels had been previously owned by Red Lion, a California Limited Partnership ("Historical Red Lion").

Red Lion Hotels, Inc. ("Red Lion") was incorporated in Delaware in March 1994. On August 1, 1995 (the "Formation Date"), Historical Red Lion contributed substantially all of its assets (excluding 17 hotels, certain minority joint venture interests and certain current assets) and certain liabilities to Red Lion. In connection with this transaction, Historical Red Lion assigned its management agreement ("Management Agreement") to Red Lion, which continues to operate and manage the Hotels thereunder. The general partner of the Partnership and Operating Partnership is Red Lion Properties, Inc. (the "General Partner"), a wholly owned subsidiary of Red Lion. Red Lion became a publicly held company in July 1995. Red Lion files reports and other information with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934.

On April 14, 1987, the Partnership completed an initial public offering of units representing limited partnership interests ("Unit" or "Units") totaling $98.8 million. These proceeds, accompanied by a $105.9 million mortgage loan, were used to acquire the Hotels, through the Operating Partnership, from Historical Red Lion for $195 million. Since the completion of this acquisition, the Partnership's limited partners have had an effective 98.01% ownership interest in the Hotels, with the General Partner retaining the remaining 1.99% ownership interest.

Since April 14, 1987, the day-to-day management of the Hotels has been conducted pursuant to the Management Agreement. Red Lion provides the same management services to the Hotels that it renders to the other Red Lion lodging facilities, including a centralized reservation system, purchasing, training, marketing, sales, advertising, administration, maintenance, accounting and planning programs.

The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Partnership may issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: national or local economic conditions affecting the supply and demand for hotel space, competition in hotel operations, including additional or improved services or facilities of competitors and price pressures. The forward-looking statements should be considered in light of these factors.

DESCRIPTION OF BUSINESS:

Red Lion manages the Hotels as part of a full service hotel chain which operates in the western half of the United States. The Red Lion hotel system, established in 1959, currently includes 54 lodging facilities with a total of approximately 14,250 rooms and has approximately 11,200 employees. The chain includes owned, leased and managed hotels. Revenues for Red Lion were $492.4 million for the year ended December 31, 1995. The lodging facilities are designed to provide guests with a full range of high-quality hotel accommodations in convenient locations at competitive prices.

The Partnership's Hotels are located in western and mid-western states and compete primarily in the upscale sector of the hospitality market. Red Lion has had particular success in establishing its presence in medium-sized urban markets. The Hotels are typically located near airports or major traffic arteries and are convenient to commercial centers or tourist destinations. The Hotels vary in size, ranging from 208 rooms to 476 rooms.

Red Lion's operating strategy emphasizes a commitment to customer service and customer value, reinvestment in facilities, quality food and beverage services and maintenance of a strong base of group business and direct sales and marketing. The hospitality industry is highly competitive. Red Lion distinguishes itself from competing hotel chains by providing exceptional service and value to its customers, with high-quality facilities, food and beverage services which attract local clientele as well as Hotel guests, and extensive meeting and convention facilities.

The Hotels offer a variety of meeting and convention facilities which attract not only business conventions and conferences, but also local functions such as banquets and receptions. A network of over 140 on-site sales representatives along with national sales support from offices in Seattle, Portland, San Francisco, Sacramento, Los Angeles, Washington D.C., Chicago, and Red Lion's Vancouver, Washington executive office, work to expand Red Lion's share of convention market business.

All of the Hotels offer full-service accommodations. In addition to restaurants, lounges, banquet and meeting space, most of the Hotels offer oversized rooms with oversized beds, premium television channel and movie availability, complimentary airport shuttle service, free parking, swimming pools, room service and valet services. Their guest amenities may include health and fitness facilities, gift shops, concierge services and business centers.
Red Lion develops and implements advertising, public relations, market research and training programs on behalf of the Hotels. Technical training and assistance is provided to each Hotel for other areas such as front office operations, reservations, housekeeping, property maintenance, energy management, laundry, valet services, telephone systems and guest services. Other services provided by Red Lion include accounting and cash management, risk management, credit and collection, tax compliance, legal, computer and point of sale systems support and internal audit. Red Lion's food and beverage division establishes quality levels and monitors performance, provides culinary training, assists in menu design, pricing, accounting and cost controls.

Red Lion purchases for the Hotels certain operating supplies, furnishings and equipment allowing Red Lion to ensure consistently high quality and to control costs.

A centralized reservation system is available to customers throughout the United States and Canada. Red Lion is in the process of upgrading and improving its central reservation system on a toll free basis, a project expected to be implemented in 1996. The improved system will provide, among other features, a real time inventory of all Red Lion's rooms, which will enhance Red Lion's ability to manage occupancy yields and room rates. Red Lion also participates in major national and international airline reservations systems which allow travel agents to book Red Lion hotel reservations.

The Partnership's full service hotels generally feature large guest rooms, extensive meeting and convention facilities and full service restaurant and catering facilities that attract meeting and convention functions from groups and associations as well as banquets and receptions from the local community. The Partnership's consistently high levels of reinvestment in its facilities demonstrate its commitment to maintaining high quality properties. During the last four years, an average of approximately 7.8% of revenues has been invested annually in room and facilities refurbishments, renovations and furniture and equipment replacements. This investment has resulted in attractive, newly appointed accommodations, updated restaurants and modern equipment.

The Partnership has no employees. Hotel and administrative personnel are employed by Red Lion. The Partnership is not responsible for the payment of executive compensation to the officers of the General Partner. The Partnership reimburses Red Lion for the cost of providing such services at the Hotel level and reimburses the General Partner for Partnership administrative costs. For further discussion of reimbursements to the General Partner and executive compensation, see Items 11 and 13 of this report.

The table below presents comparative information on certain characteristics of the Hotels:

Average Number of Rooms Per Hotel/(1)/ - 306


                                            YEAR ENDED DECEMBER 31,
                                          ----------------------------
                                            1995      1994      1993
                                          -------   -------   -------

Occupancy Percentage/(2)/                    73.5%     72.8%     73.3%

Average Room Rate/(3)/                    $ 74.79   $ 70.22   $ 66.67

Average Gross Revenue per room
  per year/(2)/                           $34,551   $32,813   $31,358

Average Gross Operating Profit
  per room per year/(2)/                  $12,779   $11,618   $10,593

Average Food and Beverage
  Revenues per room per year/(2)/         $11,095   $11,021   $10,788

- --------------------------------------------------------
/(1)/  As of December 31, 1995.
/(2)/  Calculated on a per available room per year basis.
/(3)/  Based on rooms occupied.

Item 2    Properties
- --------------------

Each of the Hotels offers full-service accommodations, with meeting space and at least two food outlets.

The following table presents certain information concerning the Hotels:

                                                               NUMBER OF
PROPERTY                                      LOCATION        GUEST ROOMS
- --------------------------------------  --------------------  -----------
   Red Lion Hotel/                      Sacramento, CA                448
   Sacramento

   Red Lion Hotel/                      Colorado Springs, CO          299
   Colorado Springs

   Red Lion Hotel/                      Boise, ID                     304
   Riverside

   Red Lion Hotel/                      Omaha, NE                     413
   Omaha/(1)/

   Red Lion Inn/                        Springfield, OR               234
   Springfield/(1)/

   Red Lion Hotel/                      Portland, OR                  476
   Lloyd Center

   Red Lion Hotel/                      Portland, OR                  235
   Downtown

   Red Lion Inn/                        Bellevue, WA                  208
   Bellevue Center

   Red Lion Inn/                        Spokane, WA                   237
   Spokane Valley

   Red Lion Inn/                        Yakima, WA                    209
   Yakima Valley                                                    -----
                                            Total Rooms             3,063
                                                                    =====
- ----------------
/(1)/  Property subject to full or partial ground lease.

During 1995, the Partnership completed approximately $10.3 million in capital improvements at the Hotels including $3.6 million for room renovations. Approximately $1.6 million of the room renovation cost was attributable to an extensive guest room refurbishment at the Partnership's Sacramento property. Other improvements included public area refurbishments, electronic lock and structural upgrades.

Item 3        Legal Proceedings
- -------------------------------

The Partnership is subject to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the financial position or results of operations or liquidity of the Partnership or its subsidiary.

Item 4        Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------------

There were no matters submitted to a vote of unitholders during the year ended December 31, 1995.

                                    PART II

Item 5        Market for Registrant's Common Equity and Related Stockholder
- ---------------------------------------------------------------------------
Matters
- -------

Red Lion Inns Limited Partnership Units are listed on the American Stock Exchange under the symbol RED. Per Unit market prices during 1995 and 1994 were:

                                               QUARTER ENDED
                             ---------------------------------------------------
                              MAR. 31      JUN. 30        SEP. 30       DEC. 31
                             ----------  -----------  ---------------  ---------
1995
- ----
High                            $23 5/8      $22 1/2          $24 3/8    $24 1/4
Low                              20 7/8       20 1/2           21 7/8     22 1/2

1994
- ----
High                             28 7/8       25 3/4           25 3/4     24 5/8
Low                              24 3/4       23 1/2           24         21 1/8


- -------------------------------------------------------------------------------

Cash distributions to unitholders were:

                                                       Per Unit
                    Record           Payment             Cash
    1995             Date              Date           Distribution
- --------------  ----------------  -----------------  ---------------
First Quarter   April 30, 1995    May 15, 1995           $   .55
Second Quarter  July 31, 1995     August 15, 1995            .55
Third Quarter   October 31, 1995  November 15, 1995          .55
Fourth Quarter  January 31, 1996  February 15, 1996          .55
                                                         -------
                                                         $  2.20
                                                         =======
    1994
- --------------
First Quarter   April 30, 1994    May 13, 1994           $   .55
Second Quarter  July 31, 1994     August 15, 1994            .55
Third Quarter   October 31, 1994  November 15, 1994          .55
Fourth Quarter  January 31, 1995  February 15, 1995          .55
                                                         -------
                                                         $  2.20
                                                         =======

- --------------------------------------------------------------------------------

At December 31, 1995, the Partnership had 895 unitholders of record, representing 6,126 identified beneficial owners.

Item 6    Selected Financial Data
- ---------------------------------
(in thousands, except for operating statistics and per Unit amounts)

                                                       YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------
                                          1995       1994       1993       1992       1991
                                        ---------  ---------  ---------  ---------  ---------
Financial Data:
   Partnership revenues (a)             $ 39,142   $ 35,620   $ 32,510   $ 31,659   $ 30,826

Income before cumulative effect
   of change in accounting principle       4,517      2,929      3,206      3,038      2,997
   Per limited partner Unit                 1.07       0.69       0.76       0.72       0.71
Cumulative effect of change in
   accounting principle                       --         --     (1,351)        --         --
   Per limited partner Unit                   --         --      (0.32)        --         --
Net income                                 4,517      2,929      1,855      3,038      2,997
   Per limited partner Unit                 1.07       0.69       0.44       0.72       0.71
Cash flow available for distribution
   and incentive management fees          16,122     13,752     10,456     10,211      9,961
   Per limited partner Unit                 3.81       3.25       2.47       2.41       2.35
Cash distribution per limited
   partner Unit                             2.20       2.20       2.20       2.20     2.1875

Hotel Operating Data:
   Gross revenues of the Hotels          105,829    100,603     96,237     95,745     96,959
   Hotel gross operating
       profit as a percentage of
       gross revenues                       37.0%      35.4%      33.8%      33.1%      31.8%
Number of rooms at end of period           3,063      3,066      3,069      3,071      3,075
Occupancy percentage (b)                    73.5%      72.8%      73.3%      72.7%      73.0%
Average room rate (c)                   $  74.79   $  70.22   $  66.67   $  64.56   $  63.58

                                                            DECEMBER 31,
                                        -----------------------------------------------------
                                          1995       1994       1993       1992       1991
                                        --------   --------   --------   --------   --------
Balance Sheet Data:
- -------------------
   Total assets                         $166,267   $165,205   $168,043   $171,873   $176,095
   Long-term obligations                 118,939    124,831    125,374    125,514    126,520
   Partners' capital                      18,234     23,031     29,416     36,875     43,151
- ----------------------------

(a) Partnership revenues represent the gross operating profit of the Hotels which is the amount credited from Red Lion pursuant to the Management Agreement.
(b)  Calculated on a per available room per year basis.
(c)  Based on rooms occupied.

Item 7     Management's Discussion and Analysis of Financial Condition and
- --------------------------------------------------------------------------
           Results of Operations
           ---------------------

BEGINNING JANUARY 1, 1998, THE PARTNERSHIP WILL BE SUBJECT TO TAXES ON ITS INCOME. THE EFFECT OF THIS WILL BE TO REDUCE THE CASH AVAILABLE FOR DISTRIBUTIONS TO PARTNERS BY THE AMOUNT OF THESE INCOME TAXES. DISTRIBUTIONS TO PARTNERS WILL BE CONSIDERED TAXABLE DIVIDENDS.

The revenues of the Partnership represent the gross operating profit of the Hotels which is credited to the Partnership from Red Lion under the terms of the Management Agreement. The gross operating revenues and expenses of the Hotels are included in the consolidated financial statements of Red Lion, and are excluded from the financial statements of the Partnership, because Red Lion, and not the Partnership, has operating responsibility for the Hotels. The following table sets forth Red Lion's operating revenues and expenses associated with the Hotels (in thousands).



              GROSS OPERATING REVENUES AND EXPENSES OF THE HOTELS

                                         YEAR ENDED DECEMBER 31,
                                      ----------------------------
                                        1995      1994      1993
                                      --------  --------  --------
REVENUES:
  Rooms                               $ 61,496  $ 57,247   $54,778
  Food and beverage                     33,983    33,791    33,108
  Other                                 10,350     9,565     8,351
                                      --------  --------   -------
    Total revenues                     105,829   100,603    96,237
                                      --------  --------   -------

OPERATING COSTS AND EXPENSES:
  Departmental direct expenses
      Rooms                             15,202    14,290    13,791
      Food and beverage                 26,599    26,742    26,883
      Other                              3,824     3,680     3,548
  Administration and general             8,904     8,391     8,146
  Sales, promotion and advertising       5,005     4,637     4,326
  Utilities                              3,167     3,316     3,265
  Repairs and maintenance                3,986     3,927     3,768
                                      --------  --------   -------
    Total operating costs and
      expenses                          66,687    64,983    63,727
                                      --------  --------   -------
Gross operating profit of Hotels
  managed by Red Lion                 $ 39,142  $ 35,620   $32,510
                                      ========  ========   =======

FISCAL 1995 COMPARED TO FISCAL 1994

GROSS REVENUES OF THE HOTELS: Gross revenues increased to $105.8 million in 1995 from $100.6 million in 1994, an increase of $5.2 million, or 5.2%.

Room revenues rose to $61.5 million from $57.2 million in 1994, an increase of $4.3 million, or 7.5%. The increase in room revenues is due to higher room
rates and an increase in occupancy.   Average daily room rates advanced to
$74.79 from $70.22 in 1994, an increase of $4.57, or 6.5%. Occupancy improved to 73.5% from 72.8%.

Food and beverage revenues of $34.0 million were essentially unchanged.

Other revenues increased by $.8 million, or 8.2% from 1994 primarily due to higher banquet room and equipment rentals and higher occupancy rates.

GROSS OPERATING COSTS AND EXPENSES OF THE HOTELS: Gross operating costs and expenses of the Hotels rose to $66.7 million from $65.0 million in 1994, an increase of $1.7 million, or 2.6%. The increase is largely due to a $0.9 million increase in rooms expense and a $0.5 million increase in administrative and general costs.

With the improved gross revenues of the Hotels and careful management of operating costs, the gross operating profit of the Hotels improved by 9.9% for the year ended December 31, 1995.

PARTNERSHIP REVENUES: Revenues (which represent the gross operating profit of the Hotels credited from Red Lion) increased to $39.1 million from $35.6 million in 1994, an increase of $3.5 million, or 9.9%. The changes in gross revenues and expenses of the Hotels that affect the amounts credited from Red Lion are discussed above.

OPERATING INCOME: Operating income before incentive management fee, depreciation and amortization rose to $31.4 million from $28.5 million in 1994, an increase of 10.2%. As a percentage of Hotel gross revenues, this item increased to 29.7% from 28.4% in the prior year. These increases reflect the improvement in operations discussed above.

OPERATING COSTS & EXPENSES: Operating costs and expenses increased by $0.8 million from 1994. The increase is largely due to the $1.0 million increase in incentive management fees explained below (see Incentive Management Fee) and increases in property taxes and leases and rents, offset by a $0.8 million decrease in depreciation and amortization due to assets having been fully depreciated early in 1995.

INCENTIVE MANAGEMENT FEE: Incentive management fees payable to Red Lion are equal to the sum of 15% of adjusted gross operating profit up to $36 million and 25% of adjusted gross operating profit in excess of $36 million. Adjusted gross operating profit is gross operating profit (Partnership revenues) less base management fees (3% of gross revenues of the Hotels). Incentive management fees are only payable to the extent that cash flow available for distributions and incentive management fees, as defined in the Management Agreement ("Cash Flow"), exceeds the amount required to pay the annual priority distribution to limited partners of $2.20 per Unit. Cash Flow is defined as pre-tax income (or loss) before noncash charges (primarily depreciation and amortization) and incentive management fees, but after the reserve for capital improvements and principal payments on mortgage debt.

Incentive management fees recognized in 1995 increased to $5.4 million from $4.4 million in 1994, an increase of $1.0 million, or 21.6%. In 1995, incentive management fees equalled 15% of adjusted gross operating profit. In 1994, incentive management fees were 13.6% of adjusted gross operating profit because Cash Flow was insufficient to pay the full amount.

NET INCOME: Net income increased to $4.5 million ($1.07 per limited partner
Unit) from $2.9 million in 1994 ($.69 per limited partner Unit), an increase of $1.6 million, or 54%. The increase resulted primarily from reduced depreciation and amortization expense and from the fact that in 1995, for the first time, Cash Flow exceeded the amount required to pay incentive management fees with the $1.0 million excess flowing through as increased earnings.

Interest expense increased $0.9 million to $11.3 million due to increases in interest rates and amortization of deferred loan costs. Amortization of deferred loan costs for 1995 amounted to $0.7 million.

The 1995 and 1994 years included $272,000 and $50,000, respectively, for deferred income taxes for book and tax depreciation differences estimated to exist on January 1, 1998, when the Partnership ceases to be a nontaxable entity. For further discussion, refer to Liquidity and Capital Resources and Note 3 to the Partnership's consolidated financial statements.

CASH FLOW AVAILABLE FOR DISTRIBUTION AND INCENTIVE MANAGEMENT FEES: Cash Flow available for incentive management fees for the year ended December 31, 1995 was $6,808,000, which exceeded the incentive management fee of $5,395,000 for the year by $1,413,000. Under the Management Agreement 25% of any such excess Cash Flow at year end is to be paid to Red Lion to pay down any non-interest bearing deferred incentive management fees currently outstanding. A portion of the excess Cash Flow equal to $0.4 million will be used to pay down the $6.0 million balance of the deferred incentive management fees to $5.6 million. The additional $1.0 million of excess Cash Flow will be used to pay down the balance of interest-bearing payables to Red Lion.

Cash Flow available for distribution and incentive management fees increased to $16.1 million ($3.81 per limited partner Unit) from $13.8 million in 1994 ($3.25 per limited partner Unit), an increase of $2.3 million, or 16.7%. The increase in Cash Flow available for distribution and incentive management fees is due to improved operations as discussed above. For further discussion of Cash Flow, see Note 6 to the Partnership's consolidated financial statements.

FISCAL 1994 COMPARED TO FISCAL 1993

GROSS REVENUES OF THE HOTELS: Gross revenues increased to $100.6 million from $96.2 million in 1993, an increase of $4.4 million, or 4.5%.

Room revenues increased to $57.2 million from $54.8 million in 1993, an increase of $2.4 million, or 4.5%. Average daily room rates increased to $70.22 from $66.67 in 1993, an increase of $3.55, or 5.3%. The increase in room revenues from higher rates was somewhat offset by a .5 percentage point decline in occupancy to 72.8% from 73.3% in 1993.

Food and beverage revenues of $33.8 million were essentially unchanged.

Other revenues increased by $1.2 million, or 14.5% from 1993 primarily due to higher banquet room rentals.

GROSS OPERATING COSTS AND EXPENSES OF THE HOTELS: Gross operating costs and expenses of the Hotels increased to $65.0 million from $63.7 million in 1993, an increase of $1.3 million, or 2.0%. The increase is due primarily to increases in rooms expense, sales, promotion and advertising expense and administrative and general costs of $0.5 million, $0.3 million and $0.2 million, respectively.

With the improved gross revenues of the Hotels and careful management of operating costs, the gross operating profit of the Hotels improved by 9.6% for the year ended December 31, 1994.

PARTNERSHIP REVENUES: Revenues (which represent the gross operating profit of the Hotels credited from Red Lion) increased to $35.6 million from $32.5 million in 1993, an increase of $3.1 million, or 9.6%. The changes in gross revenues and expenses of the Hotels that affect the amounts credited from Red Lion are discussed above.

OPERATING INCOME: Operating income before incentive management fee, depreciation and amortization increased to $28.5 million from $24.8 million in 1993, an increase of $3.7 million, or 15%. As a percentage of Hotel gross revenues, this item increased to 28.4% from 25.8% in 1993, an increase of 2.6% . These increases reflect the improvement in operations discussed above.

OPERATING COSTS & EXPENSES: Operating costs and expenses increased by $3.1 million from the prior year. The increase is largely due to a $3.3 million (289%) increase in incentive management fees from $1.1 million in 1993 to $4.4 million in 1994. This increase resulted from the increase in Cash Flow as discussed below.

NET INCOME:  Net income increased to $2.9 million ($0.69 per limited partner
Unit) from the prior year's $1.9 million ($0.44 per limited partner Unit), an increase of $1.0 million, or 58%. Before the cumulative effect of a change in accounting for income taxes which reduced 1993 net income, net income decreased $.3 million, or 8.6%, primarily because of higher depreciation and amortization expense. The 1993 year included a non-cash charge of $1.3 million for the cumulative effect of the change in accounting for income taxes resulting from the adoption, in January 1993, of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). This new method required the Partnership to record income tax liabilities arising principally from differences between book and tax depreciation which will be in existence when the Partnership becomes a taxable entity in 1998. For further discussion, see
Note 3 to the Partnership's consolidated financial statements.

Interest expense increased $0.2 million to $10.4 million from $10.2 million in 1993. The increase was due to increases in interest rates.

CASH FLOW AVAILABLE FOR DISTRIBUTIONS AND INCENTIVE MANAGEMENT FEES: Cash Flow increased in 1994 by $3.3 million, or 31%, to $13.8 million from $10.5 million in 1993. The increase in Cash Flow resulted from the previously discussed increase in operating income before incentive fees and depreciation. After payment of $9.3 million of cash distributions in 1994 (unchanged from 1993), the Partnership had sufficient Cash Flow to pay current incentive management fees of $4.4 million in 1994 compared to $1.1 million in 1993. For further discussion of Cash Flow, see Note 6 to the Partnership's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash is hotel operations. During the three years ended December 31, 1995, the Hotels generated sufficient cash from operations to cover operating needs. It is expected that, for 1996, cash provided by both operations and the lending facility discussed below, or by Red Lion, will be sufficient to meet anticipated cash requirements.

The Partnership has in place a $14.1 million revolving loan facility at a variable rate of interest. Borrowings under the revolving loan facility averaged $12,273,000, $11,698,000 and $11,784,000 during 1995, 1994 and 1993, respectively, and the balance outstanding was $13,302,000 at December 31, 1995. The average interest rates for borrowings under the revolving loan facility in 1995, 1994 and 1993 were 8.3%, 5.7%, and 4.6% for those years, respectively. The Partnership has received the final commitment and is currently in the process of completing documents on a replacement for its credit facilities following expiration of the extended term. For further discussion of the Partnership's credit facilities, see Note 5 to the Partnership's consolidated financial statements.

During 1995, 1994 and 1993, the Partnership made total capital improvements amounting to $10,346,000, $8,139,000 and $6,389,000, respectively. Major improvements included guest room renovations and common area refurbishments. These capital expenditures were reserved and funded from Hotel operations in the amounts of $3,175,000, $3,018,000 and $2,887,000 in 1995, 1994 and 1993,
respectively, pursuant to provisions of the Management Agreement requiring 3% of
gross revenues to be set aside for capital improvements.   Capital expended
above the reserved amounts has been funded principally from advances made by Red Lion. At December 31, 1995, the Partnership has commitments related to capital improvement projects of $2,632,000. For further discussion of capital improvements and advances from Red Lion see Notes 4 and 8 to the Partnership's consolidated financial statements.

During 1995, 1994 and 1993, the Partnership's cash flow available for distribution covered 100% of the priority cash distributions and also allowed for payment of current incentive management fees to Red Lion of $5,395,000, $4,438,000 and $1,142,000, respectively.

INCOME TAXES: IN ACCORDANCE WITH CERTAIN PROVISIONS OF THE OMNIBUS BUDGET RECONCILIATION ACT OF 1987, THE PARTNERSHIP WILL BE TREATED AS A CORPORATION FOR INCOME TAX PURPOSES BEGINNING JANUARY 1, 1998. DISTRIBUTIONS TO PARTNERS AFTER THAT TIME WILL BE CONSIDERED TAXABLE DIVIDENDS. THE PAYMENT BY THE PARTNERSHIP OF INCOME TAXES WILL CAUSE THE AMOUNT OF CASH AVAILABLE FOR DISTRIBUTIONS TO PARTNERS TO BE REDUCED.

SFAS 109 requires, among other things, recording deferred income taxes based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The cumulative effect of this accounting change resulted in a first quarter 1993 noncash charge to income of $1,351,000, or $.32 per Unit. This charge reflects the tax effect, as of January 1, 1993, of cumulative differences between the book and tax bases of the Partnership's assets from depreciation differences that are estimated to exist on January 1, 1998 when the Partnership becomes a taxable entity. Similarly, tax provisions have been recorded in 1994 and 1995 for the estimated depreciation differences associated with capital additions and disposals in those years.

SEASONALITY: Operations of the Hotels are affected by seasonality. Revenues are typically lower in winter periods than in summer periods.

INFLATION: The effects of inflation, as measured by fluctuations in the Consumer Price Index, have not had a material impact on the Partnership's revenues or net income during the three years covered by this report.

NEW ACCOUNTING STANDARDS: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS 121"). During the year December 31, 1995, the Partnership adopted SFAS 121. There was no effect of this new accounting standard on the Partnership's consolidated financial statements.

Item 8        Financial Statements and Supplementary Data
- ---------------------------------------------------------


                              REPORT OF MANAGEMENT



The consolidated financial statements and other financial information of Red Lion Inns Limited Partnership (a Delaware limited partnership) and its subsidiary limited partnership (the "Partnership") in this report were prepared by management, which is responsible for their contents. They reflect amounts based upon management's best estimates and informed judgments. In management's opinion, the financial statements present fairly the financial position, results of operations and cash flows of the Partnership in conformity with generally accepted accounting principles.

The Partnership maintains a system of internal accounting controls and procedures which is designed to provide reasonable assurance that transactions are executed as authorized, that they are properly recorded to produce reliable financial records, and that accountability for assets is maintained.

The consolidated financial statements for the year ended December 31, 1995, have been audited to the extent required by generally accepted auditing standards by Deloitte & Touche LLP, independent auditors. In connection therewith, management has considered the recommendations made by the independent auditors in connection with their audit and has responded in an appropriate, cost effective manner.



/s/David J. Johnson                            /s/Michael Vernon
- -------------------                            -----------------
David J. Johnson                               Michael Vernon
President                                      Chief Financial Officer
Chief Executive Officer
Director

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Red Lion Inns Limited Partnership and its Subsidiary Limited Partnership:

We have audited the accompanying consolidated balance sheet of Red Lion Inns Limited Partnership (a Delaware limited partnership) and its subsidiary limited partnership (the "Partnership") as of December 31, 1995, and the related consolidated statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Lion Inns Limited Partnership and its subsidiary limited partnership as of December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP
- ------------------------
Deloitte & Touche LLP
Portland, Oregon
February 24, 1996
(March 14, 1996 as to Note 5)

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Red Lion Inns Limited Partnership and its Subsidiary Limited Partnership:




We have audited the accompanying consolidated balance sheet of Red Lion Inns Limited Partnership (a Delaware limited partnership) and its subsidiary limited partnership as of December 31, 1994, and the related consolidated statements of income, partners' capital and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Inns Limited Partnership and its subsidiary limited partnership as of December 31, 1994, and the results of their operations and their cash flows for each of the two years in the periods ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 1993, the Partnership changed its method of accounting for income taxes.


/s/Arthur Andersen LLP
- ----------------------
Arthur Andersen LLP
Portland, Oregon
February 7, 1995

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
      --------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except unit amounts)

                                           AS OF DECEMBER 31,
                                          --------------------
                                            1995       1994
                                          ---------  ---------
ASSETS

CASH                                      $    229   $     --

PROPERTY AND EQUIPMENT:
  Land                                      17,705     17,705
  Buildings and improvements               164,605    159,602
  Furnishings and equipment                 55,596     51,638
  Construction in progress                   2,229      1,454
                                          --------   --------
                                           240,135    230,399
  Less -- accumulated depreciation         (74,306)   (65,226)
                                          --------   --------
                                           165,829    165,173
                                          --------   --------
DEFERRED LOAN COSTS, net                       209         32
                                          --------   --------
    Total assets                          $166,267   $165,205
                                          ========   ========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $     19   $     --
  Payable to affiliate                      24,231     12,322
  Accrued distributions to partners          2,329      2,329
  Interest payable                             334        800
  Property taxes payable                       284        392
  Current portion of long-term debt          1,897      1,500
                                          --------   --------

    Total current liabilities               29,094     17,343
                                          --------   --------

LONG-TERM PAYABLE TO AFFILIATE,
  NET OF CURRENT PORTION                     4,573      9,726
                                          --------   --------

LONG-TERM DEBT, NET OF CURRENT PORTION     112,693    113,704
                                          --------   --------

DEFERRED INCOME TAXES                        1,673      1,401
                                          --------   --------

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' CAPITAL:
  Limited Partners, 4,940,000 units         30,887     35,554
   issued
  Less - 806,500 treasury units, at        (11,202)   (11,202)
   cost                                   --------   --------

  Limited Partners, net                     19,685     24,352
  General Partner                           (1,451)    (1,321)
                                          --------   --------

    Total partners' capital                 18,234     23,031
                                          --------   --------

    Total liabilities and partners'       $166,267   $165,205
     capital                              ========   ========

                See notes to consolidated financial statements.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except unit amounts)


                                                 YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1995         1994         1993
                                          -----------  -----------  -----------

REVENUES                                  $   39,142   $   35,620   $   32,510

OPERATING COSTS AND EXPENSES:
  Property taxes                               2,770        2,573        2,791
  Base management fees                         3,175        3,018        2,887
  Incentive management fees                    5,395        4,438        1,142
  Depreciation and amortization                9,955       10,725       10,249
  Other                                        1,748        1,491        2,017
                                          ----------   ----------   ----------

Total operating costs and expenses            23,043       22,245       19,086
                                          ----------   ----------   ----------

Operating income                              16,099       13,375       13,424

INTEREST EXPENSE                              11,310       10,396       10,218
                                          ----------   ----------   ----------

Income before income taxes and
  cumulative effect
  of change in accounting principle            4,789        2,979        3,206
Income tax provision                            (272)         (50)          --
Cumulative effect of change in
  accounting for income taxes                     --           --       (1,351)
                                          ----------   ----------   ----------

NET INCOME                                $    4,517   $    2,929   $    1,855
                                          ==========   ==========   ==========

ALLOCATION OF NET INCOME:
  General Partner                         $       90   $       58   $       37
                                          ==========   ==========   ==========
  Limited Partners                        $    4,427   $    2,871   $    1,818
                                          ==========   ==========   ==========

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE PER
  LIMITED PARTNER UNIT                         $1.07        $0.69   $     0.76

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES PER
  LIMITED PARTNER UNIT                            --           --        (0.32)
                                          ----------   ----------   ----------

NET INCOME PER LIMITED PARTNER UNIT            $1.07       $0 .69   $     0.44
                                          ==========   ==========   ==========

 AVERAGE LIMITED PARTNER UNITS             4,133,500    4,133,500    4,133,500
   OUTSTANDING                            ==========   ==========   ==========

                See notes to consolidated financial statements.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                      (in thousands, except unit amounts)

                                               Limited Partners
                                ----------------------------------------------
                                    Issued Units              Treasury Units
                                    ------------              --------------
                                                                                General
                                  Units       Amount        Units     Amount    Partner    Total
                                ---------  -------------  ---------  ---------  --------  --------
Balance at December 31, 1992    4,940,000       $49,053   (806,500)  $(11,202)  $  (976)  $36,875
Distributions to partners              --        (9,094)        --         --      (220)   (9,314)
Net income                             --         1,818         --         --        37     1,855
                                ---------       -------   --------   --------   -------   -------

Balance at December 31, 1993    4,940,000        41,777   (806,500)   (11,202)   (1,159)   29,416
Distributions to partners              --        (9,094)        --         --      (220)   (9,314)
Net income                             --         2,871         --         --        58     2,929
                                ---------       -------   --------   --------   -------   -------

Balance at December 31, 1994    4,940,000        35,554   (806,500)   (11,202)   (1,321)   23,031
Distributions to partners              --        (9,094)        --         --      (220)   (9,314)
Net income                             --         4,427         --         --        90     4,517
                                ---------       -------   --------   --------   -------   -------

Balance at December 31, 1995    4,940,000       $30,887   (806,500)  $(11,202)  $(1,451)  $18,234
                                =========       =======   ========   ========   =======   =======

                See notes to consolidated financial statements.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1995       1994      1993
                                                  ---------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $  4,517   $ 2,929   $  1,855
  Adjustments to reconcile net income
   to cash provided by operating activities:
      Depreciation and amortization                  9,955    10,725     10,249
      Amortization of other assets
       (principally deferred loan costs)               658        --         --
      Deferred income taxes                            272        50      1,351
      Increase (decrease) in payables
        and accruals                                  (411)     (407)        44
                                                  --------   -------   --------

           Net cash provided by
            operating activities                    14,991    13,297     13,499
                                                   -------   -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net         (10,307)   (8,100)    (6,374)
  Cash reserved for capital improvements            (3,175)   (3,018)    (2,887)
  Cash withdrawn from reserve for
   capital improvements                              3,175     3,018      2,887
                                                   -------   -------   --------

           Net cash used in investing
             activities                            (10,307)   (8,100)    (6,374)
                                                   -------   -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution of cash to partners                  (9,314)   (9,314)    (9,314)
  Advances from affiliate                            6,614     4,368      3,608
  Payments on term loan                             (1,500)   (1,372)    (1,254)
  Net borrowings (repayments) under
   revolving credit facility                           566       908       (120)
  Capital leases                                        14        --         --
  Other financing activities                          (835)       --         --
                                                  --------   -------   --------

           Net cash used in financing
            activities                              (4,455)   (5,410)    (7,080)
                                                  --------   -------   --------

INCREASE (DECREASE) IN CASH                            229      (213)        45
CASH AT BEGINNING OF YEAR                               --       213        168
                                                  --------   -------   --------

CASH AT END OF YEAR                               $    229   $    --   $    213
                                                  ========   =======   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for
   interest, net of capitalized portion           $ 11,118   $10,389   $ 10,227
                                                  ========   =======   ========


                See notes to consolidated financial statements.

RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1995, 1994 and 1993.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Red Lion Inns Limited Partnership, a Delaware limited partnership (the "Partnership"), and its subsidiary limited partnership, Red Lion Inns Operating L.P., a Delaware limited partnership (the "Operating Partnership"). The Partnership was organized for the purpose of acquiring and owning, through the Operating Partnership, ten Red Lion hotels (the "Hotels" or individually, a "Hotel"). On April 14, 1987 (the date of the Partnership's inception), the Operating Partnership acquired the Hotels from Red Lion, a California Limited Partnership ("Historical Red Lion"), which continued to manage the Hotels under a long-term management agreement (the "Management Agreement"). All significant intercompany transactions and accounts have been eliminated.

Red Lion Hotels, Inc. ("Red Lion") was incorporated in Delaware in March 1994. On August 1, 1995, Historical Red Lion contributed substantially all of its assets (excluding 17 hotels, certain minority joint venture interests and certain current assets) and certain liabilities to Red Lion. In connection with this transaction, Historical Red Lion assigned the Management Agreement to Red Lion, which continues to operate and manage the Hotels thereunder. The Management Agreement expires in 2012 and can be extended by Red Lion for an additional ten five-year periods. Red Lion became a publicly held company in July 1995. Red Lion files reports and other information with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. While management endeavors to make accurate estimates, actual results could differ from estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation.

OPERATING REVENUES AND EXPENSES AND WORKING CAPITAL

Revenues reported in the accompanying statements of income represent the gross operating profit of the Hotels which is credited to the Partnership from Red Lion under the terms of the Management Agreement. Operating revenues and expenses and the current assets and current liabilities of the Hotels are included in the consolidated financial statements of Red Lion and are excluded from the accompanying consolidated financial statements of the Partnership. The amounts are excluded from the accompanying consolidated financial statements of the Partnership because Red Lion, and not the Partnership, had operating responsibility for the Hotels and such operating responsibility is substantially the same as that for owned hotels.

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

Base stock (linens, china, silverware and glassware) for the Hotels has been depreciated to 50 percent of its initial cost on a straight-line basis over a three-year period and subsequent replacements are expensed when purchased in accordance with industry practice. The carrying value of base stock is included in furnishings and equipment in the accompanying consolidated balance sheets.

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

INCOME TAXES

No current provision for federal or state income taxes has been provided by the Partnership in the accompanying consolidated financial statements since such taxes are the responsibility of the individual partners. However, as discussed in Note 3, deferred income taxes have been provided for the projected differences between the book and tax bases of property and equipment on January 1, 1998, when the Partnership will cease to be a nontaxable entity and income will be taxed at the Partnership level with distributions to individual partners taxed as dividends.

CASH DISTRIBUTIONS

The Partnership declares each quarterly distribution in the month following the end of the quarter to which it applies. Fourth quarter distributions are accrued in the accompanying consolidated balance sheets for both of the years presented.

2.  ORGANIZATION:

The Partnership was formed on January 16, 1987, under the Delaware Revised Uniform Limited Partnership Act and will continue until December 31, 2062, unless sooner terminated under the provisions of the Partnership agreement. The Partnership was formed to acquire, own and operate the Hotels through its interest in the Operating Partnership.

Red Lion Properties, Inc. (the "General Partner"), a wholly-owned subsidiary of Red Lion, is the General Partner of the Partnership and the Operating Partnership. On April 14, 1987, the Partnership completed an initial public offering of units representing limited partnership interests ("Unit" or "Units") totaling $98.8 million. These proceeds, accompanied by a $105.9 million mortgage loan, were used to acquire, through the Operating Partnership, the Hotels from Historical Red Lion for approximately $195 million. After completion of this acquisition, the Partnership's limited partners have an effective 98.01% ownership interest in the Hotels with the General Partner retaining the remaining 1.99% ownership interest.

The allocation of the Partnership's profits and losses is based on the relative ownership interests in accordance with the terms of the partnership agreement. Cash flow available for distribution, as defined in the partnership agreement, will generally be distributed to the partners in proportion to their respective ownership interests. Such distributions occur until certain preferential distributions are achieved and then cash flow is allocated to both the general and limited partners depending on factors related to the source of the net cash flow and cash distributions as specified in the partnership agreement (see Note
6).

3.  INCOME TAXES:

During 1987, Congress passed the Omnibus Budget Reconciliation Act which, among other things, treats then existing publicly-traded partnerships as corporations for tax purposes for years beginning after December 31, 1997. The Partnership is not currently a taxable entity. The effect of treating publicly-traded partnerships as corporations will be to tax the income of the partnership at the entity level and reflect distributions to partners as dividends. Additional costs to the Partnership for such taxes will reduce the amount available for distribution to the partners.

During the first quarter of 1993, the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This statement requires, among other things, the recording of deferred income taxes based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The cumulative effect of this accounting change resulted in a noncash charge to income of $1,351,000, or $.32 per Unit. This charge reflects the tax effect, as of January 1, 1993, of cumulative differences between the book and tax bases of the Partnership's assets from depreciation differences that are estimated to exist when the
Partnership becomes a taxable entity on January 1, 1998.   The cumulative effect
of the change in accounting method is comprised of federal deferred income taxes of $1,209,000 and state deferred income taxes, net of federal benefits, of $142,000.

In accordance with SFAS 109, deferred income taxes have been provided for the book and tax depreciation differences on property and equipment acquired subsequent to January 1, 1993, which are expected to reverse subsequent to 1997.

Accordingly, deferred income taxes were provided as follows (in thousands):


                                   1995   1994   1993
                                  -----  -----  -----
                       Federal    $ 231  $  45  $  --
                       State         41      5     --
                                  -----  -----  -----
                        Total     $ 272  $  50  $  --
                                  =====  =====  =====

The effective tax rate of 40% utilized in the calculation of the deferred tax provision differs from the federal statutory rate of 34% primarily due to the impact of state taxes, net of federal benefit.

4. CAPITAL IMPROVEMENTS:

A cash reserve for capital improvements has been established in accordance with the provisions of the Management Agreement. Funding of 3% of gross revenues is to be used for renovations, refurbishments and other capital expenditures. During the years ended December 31, 1995, 1994 and 1993, $3,175,000, $3,018,000
and $2,887,000, respectively, were accumulated in this reserve and then withdrawn to fund capital improvements. Capital improvements which include the above amounts totalled $10,346,000, $8,139,000 and $6,389,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Those capital improvements in excess of the 3% reserve were funded primarily by Red Lion (see
Note 8).

5.  LONG-TERM DEBT:

Long-term debt at December 31 consists of the following (in thousands):

                                           1995      1994
                                         --------  --------
Mortgage note, payable in varying
  installments through April 14, 1996    $100,969  $102,469
Revolving loan facility, due
  April 14, 1996                           13,302    12,735
Other long-term obligations                   319        --
                                         --------  --------
Total long-term debt                      114,590   115,204
Less current portion                        1,897     1,500
                                         --------  --------
                                         $112,693  $113,704
                                         ========  ========

The mortgage note, which had an average interest rate of 8.4% for 1995 and is based on LIBOR plus 2.25% (8.2% at December 31, 1995), is due on April 14, 1996.

The current revolving loan facility allows borrowings up to $14.1 million. This facility has been used to cover, among other items, the cost of Units repurchased and incurs interest at floating interest rates. The Partnership must pay a nominal commitment fee on the unused portion of the line. The credit line is due on April 14, 1996. Borrowings under the line averaged $12,273,000, $11,698,000 and $11,784,000 during 1995, 1994 and 1993, respectively. The average interest rates for borrowings under the line for the years ended December 31, 1995, 1994 and 1993 were 8.3%, 5.7 % and 4.6%, respectively. Both the credit line and mortgage note are secured by the Hotels.

On March 14, 1996 the Partnership received the final commitment for a new $125 million credit facility which will mature in March 1999. It is anticipated that the final documents will be completed in April, 1996. The credit facility will include a $120 million term loan and a $5 million revolving credit line. Borrowings under the facility will bear interest at LIBOR plus 2.25% and will be secured by the Hotels. Principal payments on the three-year term loan will amount to $1.5 million, $2.4 million and $3.3 million for 1996, 1997 and 1998, respectively, with a lump-sum payment due at the end of the term. Accordingly, the mortgage note and revolving loan facility have been classified as long-term on the consolidated balance sheet.

6.  CASH DISTRIBUTIONS TO PARTNERS:

Since inception, the Partnership has made quarterly cash distributions to partners to the extent that cash flow has been available for distribution as defined in the Management Agreement.

The Partnership declared cash distributions of $9.3 million in 1995, 1994 and 1993. On a per Unit basis, declared cash distributions were $2.20 in 1995, 1994 and 1993. These priority distributions were $2.00 per Unit during the first 12 months of operations, increasing annually at the rate of $.05 per Unit until annual distributions reached $2.20 per Unit in the second quarter of 1991. In accordance with the Management Agreement, Red Lion subordinates current payment of its incentive management fee receivable (see Note 8) as necessary to permit current payment of priority distributions to limited partners by the Partnership.

During 1995, 1994 and 1993, the Partnership's cash flow available for distribution covered 100% of the priority cash distributions and also allowed payment of current incentive management fees to Red Lion of $5,395,000, $4,438,000 and $1,142,000, respectively.

For the first 36 months of operations, the General Partner also agreed to make available to the Partnership a $4 million non-interest bearing revolving credit facility which was to be used in the event that cash flow available for distributions was insufficient to make priority distributions. During the 36 month period which ended April 30, 1990, the General Partner was required to fund $3,726,000 from the facility. This amount will be repaid out of either (i) cash flow after payment of priority distributions and incentive management fees, or (ii) sale or refinancing proceeds prior to any distribution to limited partners.

In connection with the subordination of incentive management fees noted above, the Partnership reached, in 1988, the maximum deferred amount of $6 million of such fees in accordance with the Management Agreement. The deferred amount, which does not accrue interest, will be paid out of either (i) 25% of cash flow after payment of priority distributions and current incentive management fees or
(ii) sale or refinancing proceeds prior to any distribution to the limited partners.

Following is a calculation of 1995, 1994 and 1993 cash flow available for distribution and related cash flow available for payment of incentive management fees (in thousands):

                                           1995      1994      1993
                                         --------  --------  --------
Net income                               $ 4,517   $ 2,929   $ 1,855
Add (Deduct):
  Depreciation and amortization            9,955    10,725    10,249
  Incentive management fee                 5,395     4,438     1,142
  Amortization of other assets
    (principally deferred loan costs)        658        --        --
  Cash reserved for capital
    improvements                          (3,175)   (3,018)   (2,887)
  Repayments on term loan                 (1,500)   (1,372)   (1,254)
  Income tax provision                       272        50        --
  Cumulative effect of change
    in accounting for income taxes            --        --     1,351
                                         -------   -------   -------
Cash flow available for
  distribution and incentive
  management fee                          16,122    13,752    10,456
Distributions to partners                 (9,314)   (9,314)   (9,314)
                                         -------   -------   -------
Cash flow available for payment
  of incentive management fee              6,808     4,438     1,142

Incentive management fee                  (5,395)   (4,438)   (1,142)
                                         -------   -------   -------
Excess cash flow                         $ 1,413   $    --   $    --
                                         =======   =======   =======

7.  LEASES:

Two of the Hotels hold leases on all or a portion of their land. The leases contain rental provisions which are based on increases in the Consumer Price Index. The terms of the leases exceed the estimated remaining useful lives of the Hotels. The Partnership leases certain equipment under operating leases. Total land and equipment rent expenses for 1995, 1994 and 1993 were $132,000, $94,000 and $88,000, respectively.

Future minimum rental payments, substantially all of which relate to land leases, are as follows (in thousands):


                                                    MINIMUM
                                                    RENTAL
                        YEAR ENDING DECEMBER 31,    PAYMENT
                        ------------------------    -------
                        1996                        $   277
                        1997                            277
                        1998                            277
                        1999                            277
                        2000                            277
                        Thereafter                   17,679
                                                    -------
                                                    $19,064
                                                    =======

8.  RELATED PARTY TRANSACTIONS:

The General Partner is responsible for the management and administration of the Partnership. In accordance with the partnership agreement, the Partnership reimburses the General Partner for related administrative costs.

Under the Management Agreement, the Partnership pays base and incentive management fees to Red Lion. Base management fees payable to Red Lion are equal to 3% of the annual gross revenues of the Hotels. Incentive management fees payable to Red Lion are equal to the sum of 15% of adjusted gross operating profit up to $36 million (operating profit target) and 25% of adjusted gross operating profit in excess of the operating profit target. Adjusted gross operating profit is gross operating profit (the revenues reported in the accompanying financial statements) less base management fees (3% of gross revenues of the Hotels).

Incentive management fees are only payable to the extent that cash flow available for distributions and incentive management fees, as defined in the Management Agreement ("Cash Flow"), exceeds the amount required to pay the annual priority distribution to Limited Partners of $2.20 per Unit. Cash Flow is defined as pre-tax income (or loss) before noncash charges (primarily depreciation and amortization) and incentive management fees, but after the reserve for capital improvements and principal payments on mortgage debt.

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

The aggregate amounts, excluding personnel related expenses, charged by Red Lion to the Partnership during 1995, 1994 and 1993 under the arrangements described above are as follows (in thousands):

                                  YEAR ENDED DECEMBER 31,
                                  -----------------------
                                   1995     1994    1993
                                  -------  ------  ------
Management fees                   $ 8,570  $7,456  $4,029

Support services                    4,141   3,778   3,653

Purchases from auxiliary
  enterprises                      11,248   9,513   9,409

General Partner administrative
  expenses                            473     434     457

Amounts payable to affiliate consists of the following (in thousands):

                                             December 31,
                                          ------------------
                                            1995      1994
                                          --------  --------

Amounts payable to affiliate              $30,998   $23,208
Working capital of Hotels                  (2,194)   (1,160)
                                          -------   -------

Amounts payable to affiliate, net of
 working capital                          $28,804   $22,048
                                          =======   =======
Amounts payable to affiliate consists
 of the following:
Payable to affiliate                      $24,231   $12,322
Long-term payable to affiliate, net of
 current portion                            4,573     9,726
                                          -------   -------
   Total amounts payable                  $28,804   $22,048
                                          =======   =======

Included in the amounts payable to affiliate and long-term payable to affiliate, net of current portion and net of working capital of the Hotels are $19,078,000 and $12,322,000 at December 31, 1995 and 1994, respectively, representing amounts payable to Red Lion primarily for capital improvements funded by Red Lion which exceeded the 3% reserve established in accordance with the provisions of the Management Agreement (see Note 4). Such amounts incur interest at the rate of prime plus 0.5% (9.0 % at December 31, 1995).

Long-term payables to affiliate are non-interest bearing amounts comprised of deferred incentive management fees and a General Partner credit facility. These items are more fully discussed in Note 6. Deferred incentive management fees payable were $6,000,000 at December 31, 1995 and 1994. Of such amount at December 31, 1995, $4,800,000 is classified as a current payable to affiliate as such amount is anticipated to be paid to Red Lion in April 1996 out of the planned refinancing discussed in Note 5. An additional $353,000, which equals 25% of the Partnership's excess cash flow in 1995, will be paid to Red Lion in 1996 as required by the Management Agreement and is classified as a current payable to affiliate. The amount drawn against the General Partner credit facility was $3,726,000 at December 31, 1995 and 1994 and is classified as a long-term payable.

Amounts payable to affiliate are recorded net of an amount for the working capital of the Hotels of $2,194,000 and $1,160,000 at December 31, 1995 and 1994, respectively. The working capital of the Hotels consists of cash held in hotel accounts, accounts receivable, inventories, prepaid expenses, hotel accounts payable, and certain taxes other than property, income and payroll taxes. Since Red Lion has operating responsibilities associated with the Hotels, these working capital items are excluded from the accompanying consolidated financial statements.

The following schedules show the operating revenues and expenses and current assets and current liabilities of the Hotels not reflected in the accompanying financial statements (in thousands):

              GROSS OPERATING REVENUES AND EXPENSES OF THE HOTELS

                                        YEAR ENDED DECEMBER 31,
                                      ----------------------------
                                        1995      1994      1993
                                      --------  --------  --------
REVENUES:
  Rooms                               $ 61,496  $ 57,247   $54,778
  Food and beverage                     33,983    33,791    33,108
  Other                                 10,350     9,565     8,351
                                      --------  --------   -------
    Total revenues                     105,829   100,603    96,237
                                      --------  --------   -------

OPERATING COSTS AND EXPENSES:
  Departmental direct expenses
      Rooms                             15,202    14,290    13,791
      Food and beverage                 26,599    26,742    26,883
      Other                              3,824     3,680     3,548
  Administration and general             8,904     8,391     8,146
  Sales, promotion and advertising       5,005     4,637     4,326
  Utilities                              3,167     3,316     3,265
  Repairs and maintenance                3,986     3,927     3,768
                                      --------  --------   -------
    Total operating costs and
      expenses                          66,687    64,983    63,727
                                      --------  --------   -------
Gross operating profit of Hotels
  managed by Red Lion                 $ 39,142  $ 35,620   $32,510
                                      ========  ========   =======

                         WORKING CAPITAL OF THE HOTELS



                                        DECEMBER 31,
                                       --------------
                                        1995    1994
                                       ------  ------
Cash                                   $  277  $  297
Accounts receivable                     3,352   2,781
Inventories                             1,152   1,146
Prepaid expenses                        1,079   1,091
                                       ------  ------
  Total current assets                  5,860   5,315
                                       ------  ------
Accounts payable                        2,868   3,381

Taxes payable (other than property,
  income and payroll taxes)               798     774
                                       ------  ------
  Total current liabilities             3,666   4,155
                                       ------  ------
Net Hotel working capital              $2,194  $1,160
                                       ======  ======

9.  COMMITMENTS AND CONTINGENCIES:

At December 31, 1995, the Partnership had commitments relating to capital improvement projects of $2,632,000.

The Partnership is subject to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the financial position or results of operations or liquidity of the Partnership or its subsidiary.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Partnership's financial instruments, and the methods and assumptions used to estimate such fair values at December 31, 1995 and 1994, are as follows (in thousands):

                                                  1995                  1994
                                          --------------------  --------------------
                                          Carrying  Estimated   Carrying  Estimated
                                           Amount   Fair Value   Amount   Fair Value
                                          --------  ----------  --------  ----------
Long-term payable to affiliate (Note 8)   $  4,573    $  3,714  $  9,726    $  8,045
Long-term debt                             114,590     114,590   115,204     115,204

The carrying amount of cash, accounts payable, payable to affiliate, accrued expenses, and other long-term obligations is a reasonable approximation of their fair value.

The fair value of long-term payable to affiliate is determined using estimated rates for similar notes, based on anticipated repayment dates. Based on borrowing rates currently quoted by financial institutions for debt with similar terms and remaining maturities, the carrying value of long-term debt approximates fair value.

11.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data are as follows (in thousands, except per Unit amounts, room and occupancy statistics):


1995                                                   QUARTER ENDED
- ----                                      ----------------------------------------
                                          MAR. 31    JUN. 30    SEP. 30   DEC. 31
                                          --------  ---------  ---------  --------
Partnership revenues                      $ 7,730    $11,222    $11,486   $ 8,704
Operating income                            2,978      4,445      5,560     3,116
Net income (loss)                             230      1,555      2,741        (9)
    Per Unit                                 0.05       0.37       0.65        --

Gross revenues of the Hotels               23,638     28,430     28,234    25,527

Cash flow available for distribution and
    incentive management fees               1,921      5,289      5,610     3,302
    Per Unit                                 0.45       1.25       1.33      0.78

Average Units outstanding                   4,134      4,134      4,134     4,134

Occupancy percentage                         66.9%      80.9%      81.7%     64.7%
Average room rate                         $ 72.50    $ 75.87    $ 77.13   $ 72.83

1994                                                   QUARTER ENDED
- ----                                      --------------------------------------
                                          MAR. 31    JUN. 30    SEP. 30   DEC. 31
                                          -------    -------    -------   -------
Partnership revenues                      $ 7,018    $10,209    $10,382   $ 8,011
Operating income                            2,544      3,993      3,360     3,478
Net income (loss)                             (17)     1,413        729       804
    Per Unit                                   --       0.33       0.17      0.19

Gross revenues of the Hotels               22,592     26,707     26,468    24,836

Cash flow available for distribution and
    incentive management fees               1,654      4,638      4,715     2,745
    Per Unit                                 0.39       1.10       1.11      0.65

Average Units outstanding                   4,134      4,134      4,134     4,134

Occupancy percentage                         67.1%      78.1%      80.8%     65.2%
Average room rate                         $ 67.25    $ 71.81    $ 72.00   $ 69.13


Item 9        Changes in and Disagreements with Accountants on
- --------------------------------------------------------------
              Accounting and Financial Disclosure
              -----------------------------------

Not applicable.

                                    PART III

Item 10       Directors and Executive Officers of the Registrant
- ----------------------------------------------------------------

The Partnerships have no directors or officers. Management functions of the Partnerships are performed by the General Partner. The following information is provided regarding the officers and directors of the General Partner:


NAME                    AGE  PRESENT POSITION WITH THE GENERAL PARTNER
- ----------------------  ---  -----------------------------------------

David J. Johnson         49  President and Chief Executive Officer
                             Director
Michael Vernon           48  Chief Financial Officer
Beth A. Ugoretz          40  Senior Vice President,
                             Secretary and General Counsel
Michael J. Crowley       41  Regional Vice President (Oregon/Idaho)
Anupam Narayan           42  Vice President, Assistant Secretary and
                             Treasurer
Jack G. Reiss            45  Regional Vice President (Frontier)
George G. Schweitzer     40  Regional Vice President (Washington)
Edward A. Gilhuly        36  Director
Roger S. Meier           70  Director
Michael W. Michelson     44  Director

Mr. Johnson has been a director of the General Partner since October 1991 and has held his present position with Red Lion since September 1991. Mr. Johnson has been the Chairman of the Board and director of Red Lion Hotels, Inc. since August 1995. From 1989 to September 1991, Mr. Johnson was a general partner with Hellman and Freedman, a San Francisco based investment firm.

Mr. Vernon recently joined the General Partner and Red Lion in August 1995. Prior to joining Red Lion, Mr. Vernon was Chief Executive Officer of the Port of Sacramento, California, from 1990 to 1995.

Ms. Ugoretz was appointed to her present position with the General Partner in June 1993. From 1983 to June 1993, Ms. Ugoretz was an associate and then a partner at the law firm of Stoel Rives Boley Jones & Grey, with whom she served as partner from 1990.

Mr. Crowley was appointed to his current position with the General Partner in October 1992. He has served in the same capacity with Red Lion for more than the last five years.

Mr. Narayan was appointed to his present position with the General Partner in May 1992. Prior to 1992, Mr. Narayan held the position of Assistant Treasurer from 1985.

Mr. Reiss has held his present position with the General Partner and Red Lion for more than the last five years.

Mr. Schweitzer has held his present position with the General Partner and Red Lion for more than the last five years.

Mr. Gilhuly has been a general partner or an executive with Kohlberg Kravis Roberts & Co. ("KKR") for more than five years. Mr. Gilhuly is also a director of Red Lion Hotels, Inc.; Layne, Inc.; Owens-Illinois, Inc.; Owens-Illinois Group, Inc.; and Union Texas Petroleum Holdings, Inc.

Mr. Meier has been President and Chief Executive Officer of AMCO, Inc., a privately-owned investment enterprise, for more than the last five years. Mr. Meier is a director of Fred Meyer, Inc.; Key Bank of Oregon, a wholly owned subsidiary of Keycorp, and trustee of Acorn Fund and Acorn International.

Mr. Michelson is a general partner in KKR and has been associated with KKR for more than five years. Mr. Michelson is a director of Red Lion Hotels, Inc.; AutoZone, Inc.; Fred Meyer, Inc.; Owens-Illinois, Inc.; Owens-Illinois Group, Inc., and Union Texas Petroleum Holdings, Inc.

Messrs. Gilhuly, Meier and Michelson have all held their directorships with the General Partner since its formation in December 1986.

Item 11        Executive Compensation
- -------------------------------------

The Partnership has no directors, officers or employees. Under the agreement of the limited partnership, the General Partner is responsible for the management and administration of the Partnership. As discussed in Item 13 below, the General Partner is reimbursed for certain management and administrative costs but receives no fees for providing these services to the Partnership and the Partnership is not responsible for the payment of compensation to the officers of the General Partner. The Hotels are operated by Red Lion in accordance with the Management Agreement (see Item 13).

Item 12        Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------------

As of December 31, 1995, the following owner beneficially owned more than five percent of the total number of outstanding Units.

                       NAME AND ADDRESS    AMOUNT AND NATURE    PERCENT
                              OF                   OF              OF
   TITLE OF CLASS      BENEFICIAL OWNER   BENEFICIAL OWNERSHIP   CLASS
- ---------------------  -----------------  --------------------  --------
Units representing     FMR Corporation       514,000 Units        12.44%
limited partnership    82 Devonshire St.
interests              Boston, MA  02109

_____________
/(1)/ This information relating to FMR Corporation was obtained from FMR's compliance department.

Item 13       Certain Relationships and Related Transactions
- ------------------------------------------------------------

Substantially all of the directors and principal officers of the General Partner are directors and/or principal officers of Red Lion. The General Partner is responsible for the management and administration of the Partnership. In accordance with the partnership agreement, the Partnership reimburses the General Partner for administrative costs.

Under the Management Agreement, the Partnership pays base and incentive management fees to Red Lion. Base management fees payable to Red Lion are equal to 3% of the annual gross revenues of the Hotels. Incentive management fees payable to Red Lion are equal to the sum of 15% of adjusted gross operating profit up to $36 million (operating profit target) and 25% of adjusted gross operating profit in excess of the operating profit target. Adjusted gross operating profit is gross operating profit (the revenues reported in the accompanying financial statements) less base management fees (3% of gross revenues of the Hotels).

Incentive management fees are only payable to the extent that cash flow available for distributions and incentive management fees, as defined in the Management Agreement ("Cash Flow"), exceeds the amount required to pay the annual priority distribution to Limited Partners of $2.20 per Unit. Cash Flow is defined as pre-tax income (or loss) before noncash charges (primarily depreciation and amortization) and incentive management fees, but after the reserve for capital improvements and principal payments on mortgage debt.

Incentive management fees earned but not paid are deferred without interest up to a maximum amount of $6 million and will be repaid out of either (i) 25% of Cash Flow in excess of amounts sufficient to pay the priority distribution and the current incentive management fee, or (ii) sale or refinancing proceeds prior to any distribution to limited partners. The $6 million maximum deferred incentive management fee amount was reached in November 1988. The Partnership generated sufficient Cash Flow to cover 100% of its priority distributions to partners and to pay Red Lion current incentive management fees of $5,395,000, $4,438,000 and $1,142,000 for 1995, 1994 and 1993, respectively. In addition, as a result of $1,413,000 in excess Cash Flow in 1995, $353,000 will be paid to Red Lion to reduce the $6 million in deferred incentive management fees. An additional $4.8 million is expected to be paid in April 1996 out of the planned refinancing of the Partnership's credit facilities to further reduce the deferred incentive management fees.

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

For the first 36 full months of operations which ended April 30, 1990, the General Partner agreed to make available to the Partnership a $4 million non-interest bearing revolving credit facility which was to be used in the event that cash flow available for distribution was insufficient to make priority distributions. During the 36-month period, the General Partner was required to fund $3,726,000 from the facility. This amount will be repaid out of either (i) cash flow after payment of priority distributions and incentive management fees, or (ii) sale or refinancing proceeds prior to any distribution to limited partners. Amounts due under this facility are included in long-term payable to affiliate, net of current portion, on the Partnership's consolidated balance sheets.

Amounts payable to Red Lion of $19,078,000 and $12,322,000 at December 31, 1995 and 1994, respectively, consist of amounts payable to Red Lion primarily for capital improvements funded by Red Lion which exceeded the 3% reserve established in accordance with the provisions of the Management Agreement (see Notes 4 and 8 to the Partnership's consolidated financial statements). These amounts bear interest at prime plus 0.5% (9.0% at December 31, 1995).

For further discussion of related party transactions, see Notes 6 and 8 to the Partnership's consolidated financial statements.

                                    PART IV

Item 14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- ------------------------------------------------------------------------------

     a. The following documents are filed herewith and made a part of this report:

     1. The consolidated financial statements and supplementary information set forth in Item 8 of Part II beginning on page 13 of this report.

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

4. Form of Unit Certificate. Incorporated by reference to Exhibit 5 to the Company's Registration Statement on Form 10.

10.1(a) Management Agreement between Red Lion Inns Operating L.P. and RL Acquisition Company. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

10.1(b) Assignment and Assumption Agreement, dated August 1, 1995, between Red Lion, a California Limited Partnership and Red Lion Hotels, Inc. relating to the assignment of the Management Agreement.

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

10.8 Amended and Restated Credit Agreement, dated April 14, 1995, between United States National Bank of Oregon, the Canadian Imperial Bank of Commerce and Red Lion Inns Operating L.P.

10.9 First Amendment to Amended and Restated Credit Agreement, dated July 17, 1995.

27       Article 5 Financial Data Schedule for 10-K.

         b.   Reports on Form 8-K:

         One report on Form 8-K was filed during the last quarter of the fiscal year ended December 31, 1995. A Form 8-K dated December 22, 1995 reported under Item 4 a change in the Partnership's public accountants.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RED LION INNS LIMITED PARTNERSHIP

                                         By:  RED LION PROPERTIES, INC.
                                              Its sole General Partner

Date: April 1, 1996

                                         By: /s/David J. Johnson
                                             ----------------------------
                                             David J. Johnson
                                             President and Chief Executive
                                             Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated on April 1, 1996.

     Signatures                  Title
- --------------------        --------------------

/s/David J. Johnson         President and Chief Executive Officer
- -------------------         Director
David J. Johnson


/s/Michael Vernon           Chief Financial Officer
- -------------------         (Principal Financial Officer and Principal
Michael Vernon              Accounting Officer)


/s/Michael W. Michelson     Director
- -----------------------
Michael W. Michelson


/s/Edward A. Gilhuly        Director
- --------------------
Edward A. Gilhuly


/s/Roger S.Meier            Director
- ----------------
Roger S. Meier

                               INDEX OF EXHIBITS

Exhibit
 Number                            Description
 ------                            -----------

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

4. Form of Unit Certificate. Incorporated by reference to Exhibit 5 to the Company's Registration Statement on Form 10.

10.1(a) Management Agreement between Red Lion Inns Operating L.P. and RL Acquisition Company. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

10.1(b) Assignment and Assumption Agreement, dated August 1, 1995, between Red Lion, a California Limited Partnership and Red Lion Hotels, Inc. relating to the assignment of the Management Agreement.

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

10.8 Amended and Restated Credit Agreement, dated April 14, 1995, between United States National Bank of Oregon, the Canadian Imperial Bank of Commerce and Red Lion Inns Operating L.P.

10.9 First Amendment to Amended and Restated Credit Agreement, dated July 17, 1995.

27       Article 5 Financial Data Schedule for 10-K.