Form 10-Q
period 1996-03-31
RED LION INNS LIMITED PARTNERSHIP
filed 1996-05-15
CIK 810724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996
                                                --------------

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


             ____________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                       RED LION INNS LIMITED PARTNERSHIP
                              REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX

PART I - FINANCIAL INFORMATION                                          PAGE

 Item 1  Consolidated Financial Statements (unaudited):

            Consolidated Balance Sheets                                   3

            Consolidated Statements of Income                             4

            Consolidated Statement of Partners' Capital                   5

            Consolidated Statements of Cash Flows                         6

            Notes to Consolidated Financial Statements                    7

 Item 2     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                11

PART II - OTHER INFORMATION

 Item 6     Exhibits and Reports on Form 8-K                             15

                                    PART I

Item 1 Consolidated Financial Statements
- ----------------------------------------

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except unit amounts)
                                  (unaudited)

                                          MARCH 31,   DECEMBER 31,
                                             1996         1995
                                          ----------  ------------
ASSETS
CASH                                       $     --       $    229

PROPERTY AND EQUIPMENT:
 Land                                        17,705         17,705
 Buildings and improvements                 165,325        164,605
 Furnishings and equipment                   56,541         55,596
 Construction in progress                     2,868          2,229
                                           --------       --------
                                            242,439        240,135
 Less -- accumulated depreciation           (75,071)       (74,306)
                                           --------       --------
                                            167,368        165,829

OTHER                                             3            209
                                           --------       --------

      Total assets                         $167,371       $166,267
                                           ========       ========

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
 Accounts payable and accrued expenses     $    199       $     19
 Payable to affiliate                        28,003         24,231
 Accrued distributions to partners            2,329          2,329
 Interest payable                               109            334
 Property taxes payable                         479            284
 Current portion long-term debt               2,133          1,897
                                           --------       --------
      Total current liabilities              33,252         29,094

LONG-TERM PAYABLE TO AFFILIATE,
  NET OF CURRENT PORTION                      4,427          4,573

LONG-TERM DEBT, NET OF CURRENT PORTION      111,370        112,693

DEFERRED INCOME TAXES                         1,771          1,673
                                           --------       --------

    Total liabilities                       150,820        148,033
                                           --------       --------

COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' CAPITAL:
 Limited Partners, 4,940,000 units issued    29,246         30,887

   Less - 806,500 treasury units, at cost   (11,202)       (11,202)
                                           --------       --------

 Limited Partners, net                       18,044         19,685
 General Partner                             (1,493)        (1,451)
                                           --------       --------

     Total partners' capital                 16,551         18,234
                                           --------       --------

     Total liabilities and partners'
      capital                              $167,371       $166,267
                                           ========       ========

                See notes to consolidated financial statements.

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except unit amounts)
                                  (unaudited)

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                      ------------------------
                                         1996         1995
                                      -----------  -----------

REVENUES                              $    7,900   $    7,730

OPERATING COSTS AND EXPENSES:
  Property taxes                             682          647
  Base management fees                       746          709
  Depreciation and amortization            2,418        2,735
  Other                                      463          633
                                      ----------   ----------

Total operating costs and expenses         4,309        4,724
                                      ----------   ----------

OPERATING INCOME                           3,591        3,006

INTEREST EXPENSE                          (2,847)      (2,776)
                                      ----------   ----------

INCOME BEFORE INCOME TAXES                   744          230
INCOME TAX EXPENSE                           (98)          --
                                      ----------   ----------

NET INCOME                            $      646   $      230
                                      ==========   ==========

ALLOCATION OF NET INCOME:
  General Partner                     $       13   $        5
                                      ==========   ==========

  Limited Partners                    $      633   $      225
                                      ==========   ==========

NET INCOME PER LIMITED PARTNER
  UNIT                                $     0.15   $     0.05
                                      ==========   ==========

AVERAGE LIMITED PARTNER UNITS
  OUTSTANDING                          4,133,500    4,133,500
                                      ==========   ==========


                See notes to consolidated financial statements.

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                      (in thousands, except unit amounts)
                                  (unaudited)


                                            LIMITED PARTNERS
                                -----------------------------------------
                                   ISSUED UNITS         TREASURY UNITS
                                -------------------  --------------------
                                                                           GENERAL
                                  UNITS    AMOUNT     UNITS      AMOUNT    PARTNER    TOTAL
                                ---------  -------   --------   --------   -------   -------
Balance at December 31, 1995    4,940,000  $30,887   (806,500)  $(11,202)  $(1,451)  $18,234

Distributions to partners              --   (2,274)        --         --       (55)   (2,329)

Net income                             --      633         --         --        13       646
                                ---------  -------   --------   --------   -------   -------

Balance at March 31, 1996       4,940,000  $29,246   (806,500)  $(11,202)  $(1,493)  $16,551
                                =========  =======   ========   ========   =======   =======

                See notes to consolidated financial statements.

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                           THREE MONTHS ENDED
                                               MARCH  31,
                                          --------------------
                                            1996       1995
                                           -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $   646    $   230
  Adjustments to reconcile net income
   to cash
    provided by operating activities:
      Depreciation and amortization          2,418      2,735
      Amortization of other assets             206         28
      Deferred income taxes                     98         --
      Increase (decrease) in payables
       and accrued expenses                    150        (62)
                                           -------    -------

         Net cash provided by operating      3,518      2,931
          activities                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment,
   net                                      (3,957)    (1,540)
  Cash reserved for capital improvements      (746)      (709)
  Cash withdrawn from reserve for              746        709
   capital improvements                    -------    -------

        Net cash used in investing
         activities                         (3,957)    (1,540)
                                           -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution of cash to partners          (2,329)    (2,329)
  Advances from affiliate                    7,878      7,778
  Payments to affiliate                     (4,252)    (5,726)
  Payments on mortgage note                   (397)      (363)
  Net repayments under revolving credit
   facility                                   (678)      (424)
  Other financing activities                   (12)      (145)
                                           -------    -------

         Net cash provided by (used in)        210     (1,209)
          financing activities             -------    -------

INCREASE  (DECREASE) IN CASH                  (229)       182
CASH AT BEGINNING OF PERIOD                    229         --
                                           -------    -------

CASH AT END OF PERIOD                      $    --    $   182
                                           =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid during the period for
    interest                               $ 2,866    $ 2,750
                                           =======    =======

                See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

1.  BASIS OF PRESENTATION

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

Red Lion Hotels, Inc. ("Red Lion") was incorporated in Delaware in March 1994 and commenced operations in March 1995. On August 1, 1995, Historical Red Lion contributed substantially all of its assets (excluding 17 hotels and certain related obligations, certain minority joint venture interests and certain current assets) and certain liabilities to Red Lion. In connection with this transaction, Historical Red Lion assigned the Management Agreement to Red Lion, which continues to operate and manage the Hotels thereunder. The Management Agreement expires in 2012 and can be extended by Red Lion for an additional ten five-year periods. The general partner of the Partnership and Operating Partnership is Red Lion Properties, Inc. (the "General Partner"), a wholly owned subsidiary of Red Lion. Red Lion became a publicly held company in July 1995. Red Lion files reports and other information with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. While management endeavors to make accurate estimates, actual results could differ from estimates.

The unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Partnership at March 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual consolidated financial statements and notes thereto.

Operating Revenues and Expenses and Current Assets and Current Liabilities

Revenues reported in the accompanying statements of income represent the gross operating profit of the Hotels which is credited to the Partnership from Red Lion under the terms of the Management Agreement. Operating revenues and expenses and the current assets and current liabilities of the Hotels are included in the consolidated financial statements of Red Lion and are excluded from the accompanying consolidated financial statements of the Partnership because Red Lion, and not the Partnership, has operating responsibility for the Hotels and such operating responsibility is substantially the same as that for owned hotels.

Income Taxes

No current provision for federal or state income taxes has been provided by the Partnership in the accompanying consolidated financial statements since such taxes are the responsibility of the individual partners. However, as discussed in Note 2, deferred income taxes have been provided for the projected differences between the book and tax bases of property and equipment on January 1, 1998, when the Partnership will cease to be a nontaxable entity and income will be taxed at the Partnership level with distributions to individual partners taxed as dividends.

2.  INCOME TAXES

DURING 1987, CONGRESS PASSED THE OMNIBUS BUDGET RECONCILIATION ACT WHICH, AMONG OTHER THINGS, TREATS THEN EXISTING PUBLICLY-TRADED PARTNERSHIPS AS CORPORATIONS FOR TAX PURPOSES FOR YEARS BEGINNING AFTER DECEMBER 31, 1997. THE PARTNERSHIP IS NOT CURRENTLY A TAXABLE ENTITY. THE EFFECT OF TREATING PUBLICLY-TRADED PARTNERSHIPS AS CORPORATIONS WILL BE TO TAX THE INCOME OF THE PARTNERSHIP AT THE ENTITY LEVEL AND REFLECT DISTRIBUTIONS TO PARTNERS AS DIVIDENDS. THESE COSTS WILL NOT REDUCE CASH AVAILABLE FOR PAYMENT OF THE MANAGEMENT FEES TO RED LION DESCRIBED IN NOTE 3. THE PAYMENT OF INCOME TAXES BY THE PARTNERSHIP DIRECTLY REDUCE PARTNER DISTRIBUTIONS.

3.  RELATED PARTY TRANSACTIONS

The General Partner is responsible for the management and administration of the Partnership. In accordance with the partnership agreement, the Partnership reimburses the General Partner for related administrative costs.

Under the Management Agreement, the Partnership pays base and incentive management fees to Red Lion. Base management fees payable to Red Lion are equal to 3% of the annual gross revenues of the Hotels. Incentive management fees payable to Red Lion are equal to the sum of 15% of annual adjusted gross operating profit up to $36 million (operating profit target) and 25% of adjusted gross operating profit in excess of the operating profit target. Adjusted gross operating profit is gross operating profit (the revenues reported in the accompanying financial statements) less base management fees.

Incentive management fees are only payable to the extent that cash flow available for distributions and incentive management fees, as defined in the Management Agreement ("Cash Flow"), exceeds the amount required to pay the annual priority distribution to limited partners of $2.20 per unit. Cash Flow is defined as pre-tax income (or loss) before noncash charges (primarily depreciation and amortization) and incentive management fees, but after the reserve for capital improvements and principal payments on certain debt.

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

Amounts payable to affiliate consists of the following (in thousands):

                                          March 31,   December 31,
                                             1996         1995
                                          ---------   ------------

Amounts payable to affiliate                $35,474        $30,998
Current assets and current liabilities
 of Hotels                                   (3,044)        (2,194)
                                            -------        -------
Amounts payable to affiliate, net of
 current assets and current liabilities     $32,430        $28,804
                                            =======        =======

Amounts payable to affiliate consists
 of the following:
Payable to affiliate                        $28,003        $24,231
Long-term payable to affiliate, net of
 current portion                              4,427          4,573
                                            -------        -------

   Total amounts payable                    $32,430        $28,804
                                            =======        =======

Included in the amounts payable to affiliate are $23,057,000 and $19,078,000 at March 31, 1996 and December 31, 1995, respectively, representing amounts payable to Red Lion primarily for capital improvements funded by Red Lion which exceeded the 3% reserve established in accordance with the provisions of the Management Agreement. Such amounts incur interest at the rate of prime plus 0.5% (8.75 % and 9.0% at March 31, 1996 and December 31, 1995, respectively).

Long-term payables to affiliate are non-interest bearing amounts comprised of deferred incentive management fees and a General Partner credit facility. Deferred incentive management fees payable were $5,647,000 and $6,000,000 at March 31, 1996 and December 31, 1995, respectively. Of such amount at March 31, 1996, $4,946,000 is classified as a current payable to affiliate as such amount was paid to Red Lion in April 1996 out of the proceeds of the refinancing discussed in Note 4. The amount drawn against the General Partner credit facility was $3,726,000 at March 31, 1996 and December 31, 1995 and is classified as a long-term payable.

Amounts payable to affiliate are recorded net of an amount for the current assets and current liabilities of the Hotels of $3,044,000 and $2,194,000 at March 31, 1996 and December 31, 1995, respectively. The current assets and current liabilities of the Hotels consists of cash held in hotel accounts, accounts receivable, inventories, prepaid expenses, hotel accounts payable and certain taxes other than property, income and payroll taxes. Since Red Lion has operating responsibilities associated with the Hotels, these current asset and current liability items are excluded from the accompanying consolidated financial statements.

4.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                         March 31, 1996   December 31, 1995
                                         --------------   -----------------
Mortgage note, payable in varying
  installments through April 14, 1996          $100,572            $100,969
Revolving credit facility, due
  April 14, 1996                                 12,624              13,302
Other long-term obligations                         307                 319
                                               --------            --------

Total long-term debt                            113,503             114,590
Less current portion                             (2,133)             (1,897)
                                               --------            --------
                                               $111,370            $112,693
                                               ========            ========


On April 2, 1996 the Partnership entered into a new three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The proceeds of the new term loan were used to pay in full all amounts owed under the prior mortgage note and revolving credit facility, to pay a portion of the payable to affiliate related to deferred incentive management fee, as discussed in Note 3, and to pay loan fees. Borrowings under the facility bear interest at the London Interbank Offering Rate ("LIBOR") plus 2.25% and are secured by the Hotels. Principal payments on the three-year term loan will amount to $1.5 million, $2.4 million and $3.3 million for 1996, 1997 and 1998, respectively, with a lump-sum payment due at the end of the term (March 31, 1999). Because of the terms of the planned refinancing, the mortgage note and revolving loan facility have been classified as long-term on the consolidated balance sheet.

5.   COMMITMENTS AND CONTINGENCIES

At March 31, 1996, the Partnership had commitments relating to capital improvement projects of $3,834,000.

The Partnership is subject to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the financial position or results of operations or liquidity of the Partnership or its subsidiary.

Item 2   Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
         of Operations
         -------------

BEGINNING JANUARY 1, 1998, THE PARTNERSHIP WILL BE SUBJECT TO TAXES ON ITS INCOME. THE EFFECT OF THIS WILL BE TO REDUCE THE DISTRIBUTIONS TO PARTNERS BY THE AMOUNT OF THESE INCOME TAXES. INCOME TAXES WILL NOT REDUCE AMOUNTS AVAILABLE FOR PAYMENT TO RED LION OF FEES DUE UNDER THE MANAGEMENT AGREEMENT. DISTRIBUTIONS TO PARTNERS WILL BE CONSIDERED TAXABLE DIVIDENDS.

The revenues of the Partnership represent the gross operating profit of the Hotels which is credited to the Partnership from Red Lion under the terms of the Management Agreement. The gross operating revenues and expenses of the Hotels are included in the consolidated financial statements of Red Lion, and are excluded from the financial statements of the Partnership, because Red Lion, and not the Partnership, has operating responsibility for the Hotels. The following table sets forth Red Lion's operating revenues and expenses associated with the Hotels (in thousands):

              GROSS OPERATING REVENUES AND EXPENSES OF THE HOTELS
              ---------------------------------------------------

                                          Three Months Ended
                                              March 31,
                                          ------------------
                                            1996      1995
                                          --------  --------
REVENUES:
    Rooms                                  $13,953   $13,363
    Food and beverage                        8,175     7,953
    Other                                    2,740     2,322
                                           -------   -------

    Total revenues                          24,868    23,638

OPERATING COSTS AND EXPENSES:
  Departmental direct expenses
    Rooms                                    3,908     3,483
    Food and beverage                        6,508     6,440
    Other                                    1,031       909
  Administration and general                 2,275     2,151
  Sales, promotion and advertising           1,367     1,193
  Utilities                                    830       762
  Repairs and maintenance                    1,049       970
                                           -------   -------

    Total operating costs and expenses      16,968    15,908
                                           -------   -------

Gross operating profit of Hotels
 managed by Red Lion                       $ 7,900   $ 7,730
                                           =======   =======

GROSS REVENUES OF THE HOTELS: For the quarter ended March 31, 1996, gross revenues rose to $24.9 million from $23.6 million in the comparable quarter ended March 31, 1995, an increase of approximately $1.3 million or 5%.

During the quarter ended March 31, 1996, room revenues rose to $14 million from $13.4 million in the comparable quarter ended March 31, 1995, an increase of 4%. The increase in room revenues is due principally to higher room rates. The average occupancy rate was slightly lower for the current quarter due in part to the effects of major renovation work at one of the Hotels.

A summary of occupancy and room rates for the Hotels at March 31 are as follows:

                         1996     1995
                        -------  -------
Occupancy Percentage      65.7%    66.9%
Average Room Rate       $76.22   $72.50

Operating results are affected by seasonality. The first quarter of 1996 results reflect the winter and early spring seasons in which revenues are typically lower than in the second and third quarters. There can be no assurance, however, that such trends will continue.

GROSS OPERATING COSTS AND EXPENSES OF THE HOTELS: Gross operating costs and expenses of the Hotels for the quarter ended March 31, 1996 rose to $17 million from $15.9 million in the comparable quarter ended March 31, 1995, an increase of $1.1 million or 7%. Gross operating costs and expenses as a percentage of gross revenues of the hotels remained relatively constant at 68% and 67% for the quarters ended March 31, 1996 and 1995, respectively.

Gross operating profit was 32% and 33% for the quarters ended March 31, 1996 and 1995, respectively.

PARTNERSHIP REVENUES: During the quarter ended March 31, 1996, revenues (which represent the gross operating profits of the Hotels credited from Red Lion) increased to $7.9 million from $7.7 million in the comparable quarter ended March 31, 1995, an increase of 2%. The changes in gross revenues and expenses of the Hotels that affect the amounts credited from Red Lion are discussed above.

OPERATING INCOME: Operating income before depreciation and amortization for the quarter ended March 31, 1996 rose to $6 million from $5.7 million in the comparable quarter ended March 31, 1995, an increase of 5%. After depreciation and amortization expense, operating income in the first quarter of 1996 increased to $3.6 million from $3 million in the quarter ended March 31, 1995, an increase of 19%. The increases are predominantly due to the increase in hotel revenues discussed above.

OPERATING COSTS AND EXPENSES: Operating costs and expenses for the quarter ended March 31, 1996 decreased by 9% from the quarter ended March 31, 1995. The decrease is largely due to a decrease of approximately $300,000 in depreciation as a result of assets having been fully depreciated after March 31, 1995.

INCENTIVE MANAGEMENT FEE: Incentive management fees payable to Red Lion are equal to the sum of 15% of annual adjusted gross operating profit up to $36 million and 25% of adjusted gross operating profit in excess of $36 million. Adjusted gross operating profit is gross operating profit (Partnership revenues) less base management fees (3% of gross revenues of the Hotels). Incentive management fees are only payable to the extent that Cash Flow available for distributions and incentive management fees, as defined in the Management Agreement ("Cash Flow"), exceeds the amount required to pay the annual priority distribution to limited partners of $2.20 per unit. Cash Flow is defined as pre-tax income (or loss) before noncash charges (primarily depreciation and amortization) and incentive management fees, but after the reserve for capital improvements and principal payments on certain debt.

For the quarter ended March 31, 1996, 15% of adjusted gross operating profit was $1.1 million. However, none of this amount was paid or accrued as incentive management fees for the quarter because, as discussed below, Cash Flow in the quarter was insufficient to fully cover the priority distribution to limited partners. The unpaid incentive management fee from this quarter may be paid in subsequent quarters if Cash Flow is sufficient.

NET INCOME: During the quarter ended March 31, 1996, net income was $646,000 ($.15 per limited partner unit) compared to $230,000 ($.05 per limited partner unit) for the quarter ended March 31, 1995. The improvement is due primarily to the increase in revenues and decrease in depreciation expense discussed above.

CASH FLOW AVAILABLE FOR DISTRIBUTION AND INCENTIVE MANAGEMENT FEES: Following is a calculation of Cash Flow for the quarters ended March 31 (in thousands):

                                            1996      1995
                                          --------  --------
Net income                                $   646   $   230
Add (deduct):
  Depreciation and amortization             2,418     2,735
  Amortization of other assets                206        28
  Cash reserved for capital improvements     (746)     (709)
  Repayments on term loan                    (397)     (363)
  Deferred income tax provision                98        --
                                          -------   -------

Cash flow available for distribution and
  incentive management fees                 2,225     1,921
Priority distributions to partners         (2,329)   (2,329)
                                          -------   -------

Cash flow (shortfall) available for
 payment of incentive management fee      $  (104)  $  (408)
                                          =======   =======

The priority distribution to partners for the quarter ended March 31, 1996 exceeded Cash Flow for the current quarter by $104,000. Accordingly, no Cash Flow was available for incentive management fees. As noted in the discussion of operations above, operations of the Hotels are affected by seasonality with summer and fall revenues typically higher than winter revenues. Operating results for the interim period do not necessarily indicate the results expected for the full year.

Cash Flow increased in the first quarter of 1996 to $2.2 million ($.53 per limited partner unit) from the comparable 1995 first quarter's $1.9 million ($.45 per limited partner unit), an increase of approximately $300,000 ($.08 per limited partner unit) or 16%. The increase in Cash Flow is due to the higher operating income discussed above.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership's principal source of cash is hotel operations. During the quarter ended March 31, 1996, the Hotels generated sufficient cash from operations to cover operating needs. It is expected that, for the remainder of 1996 cash provided by both operations and the credit facilities discussed below, or by Red Lion, will be sufficient to meet anticipated cash requirements.

At March 31, 1996, the Partnership had in place a $14.1 million revolving loan facility at a variable rate of interest. Borrowings under the revolving loan facility averaged $12.5 million during the first quarter of 1996. At March 31, 1996, the interest rate was 8% and the balance outstanding was $12.6 million. For further discussion of the Partnership's credit facilities, see Note 4 to the Partnership's consolidated financial statements.

On April 2, 1996 the Partnership entered into a new three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The proceeds of the new term loan were used to pay in full all amounts owed under the prior mortgage note and revolving credit facility, to pay a portion of the payable to affiliate related to deferred incentive management fee (discussed in Note 3 to the Partnership's consolidated financial statements) and to pay loan fees. Borrowings under the facility bear interest at the London Interbank Offering Rate ("LIBOR") plus 2.25% and are secured by the Hotels. Principal payments on the three-year term loan will amount to $1.5 million, $2.4 million and $3.3 million for 1996, 1997 and 1998, respectively, with a lump-sum payment due at the end of the term (March 31, 1999). At May 6, 1996, $2 million had been drawn on the new revolving credit line.

During the quarter ended March 31, 1996, the Partnership made total capital improvements amounting to $4 million. Major improvements included guest room renovations and common area refurbishments. These capital expenditures were reserved and funded from Hotel operations in the amount of approximately $746,000 pursuant to provisions of the Management Agreement requiring 3% of
gross revenues to be set aside for capital improvements.   Capital expended
above the reserved amounts has been funded principally from advances made by Red Lion.

INCOME TAXES: IN ACCORDANCE WITH CERTAIN PROVISIONS OF THE OMNIBUS BUDGET RECONCILIATION ACT OF 1987, THE PARTNERSHIP WILL BE TREATED AS A CORPORATION FOR INCOME TAX PURPOSES BEGINNING JANUARY 1, 1998. INCOME TAXES WILL NOT AFFECT AMOUNTS AVAILABLE FOR PAYMENT OF MANAGEMENT FEES TO RED LION UNDER THE MANAGEMENT AGREEMENT DESCRIBED ABOVE. DISTRIBUTIONS TO PARTNERS AFTER THAT TIME WILL BE CONSIDERED TAXABLE DIVIDENDS. THE PAYMENT OF INCOME TAXES BY THE PARTNERSHIP WILL DIRECTLY REDUCE THE DISTRIBUTIONS TO PARTNERS.

On April 19, 1996, the General Partner declared a quarterly cash distribution of $.55 per limited partner unit ($2.20 annualized) for the current quarter, payable on May 15, 1996, to unitholders of record on April 30, 1996. This distribution has been accrued in the accompanying financial statements.

                                 **************

The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Partnership may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: national or local economic conditions affecting the supply and demand for hotel space, competition in hotel operations, including additional or improved services or facilities of competitors, price pressures and continuing availability of capital to fund growth and improvements. The forward-looking statements should be considered in light of these factors.

                                    PART II


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

   (a) Exhibits:  The following document is filed herewith and made a part of this report:

                  Exhibit 27 - Article 5 Financial Data Schedule for 1st Quarter
                               10-Q.

   (b) Reports on Form 8-K :  None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             RED LION INNS LIMITED PARTNERSHIP

                             By:  RED LION PROPERTIES, INC.
                                  Its sole General Partner
Date:  May 14, 1996

                             By:  /s/David J. Johnson
                                  ----------------------------------------------
                                  David J. Johnson
                                  President and Chief Executive Officer


Date:  May 14, 1996          By:  /s/Michael Vernon
                                  ----------------------------------------------
                                  Michael Vernon
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                               INDEX OF EXHIBITS

   Exhibit
   Number
   ------

     27        Article 5 Financial Data Schedule for 1st Quarter 10-Q