Form 10-Q
period 1996-06-30
RED LION INNS LIMITED PARTNERSHIP
filed 1996-08-13
CIK 810724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996
                                                -------------

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______


                       Commission file number    1-9443
                                              ------------


                       RED LION INNS LIMITED PARTNERSHIP
                       ---------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                    94-3029959
               --------                                    ----------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


4001 Main Street, Vancouver, Washington                       98663
- ----------------------------------------                      -----
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

                       RED LION INNS LIMITED PARTNERSHIP
                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX

PART I - FINANCIAL INFORMATION                                 PAGE

 Item 1    Consolidated Financial Statements (unaudited):

                Consolidated Balance Sheets                      3

                Consolidated Statements of Income                4

                Consolidated Statement of Partners' Capital      5

                Consolidated Statements of Cash Flows            6

                Notes to Consolidated Financial Statements       7

 Item 2    Management's Discussion and Analysis of
                Financial Condition and Results of Operations   11

PART II - OTHER INFORMATION

 Item 6    Exhibits and Reports on Form 8-K                     16

                                     PART I

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS
- -------  ---------------------------------

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except unit amounts)
                                  (unaudited)

                                                JUNE 30,   DECEMBER 31,
                                                  1996         1995
                                                --------   ------------
                   ASSETS
                   ------
Cash                                            $    448       $    229

Property and Equipment:
 Land                                             17,705         17,705
 Buildings and improvements                      166,527        164,605
 Furnishings and equipment                        59,140         55,596
 Construction in progress                          1,686          2,229
                                                --------       --------
                                                 245,058        240,135
 Less -- accumulated depreciation                (77,152)       (74,306)
                                                --------       --------
                                                 167,906        165,829

Other Assets                                       1,206            209
                                                --------       --------

                                                $169,560       $166,267
                                                ========       ========

           LIABILITIES AND PARTNERS' CAPITAL
           ---------------------------------
Current Liabilities:
 Accounts payable and accrued expenses          $     19       $     19
 Payable to affiliate                             22,515         24,231
 Accrued distributions to partners                 2,328          2,329
 Interest payable                                     86            334
 Property taxes payable                            1,091            284
 Current portion long-term debt                    2,125          1,897
                                                --------       --------
      Total current liabilities                   28,164         29,094

Long-Term Payable to Affiliate,
  net of current portion                           4,367          4,573

Long-Term Debt, net of current portion           119,811        112,693

Deferred Income Taxes                              1,919          1,673
                                                --------       --------
    Total liabilities                            154,261        148,033
                                                --------       --------

Commitments and Contingencies (Note 5)

Partners' Capital:
 Limited Partners, 4,940,000 units issued         28,028         30,887
   Less -- 806,500 treasury units, at cost       (11,202)       (11,202)
                                                --------       --------

 Limited Partners, net                            16,826         19,685
 General Partner                                  (1,527)        (1,451)
                                                --------       --------
     Total partners' capital                      15,299         18,234
                                                --------       --------

                                                $169,560       $166,267
                                                ========       ========

                See Notes to Consolidated Financial Statements.

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                       CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except unit amounts)
                                  (unaudited)

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                           JUNE 30,                  JUNE 30,
                                   ------------------------  ------------------------
                                      1996         1995         1996         1995
                                   -----------  -----------  -----------  -----------

Revenues                           $   11,777   $   11,222   $   19,677   $   18,952

Operating Costs and Expenses:
  Property taxes                          902          735        1,584        1,382
  Base management fee                     882          853        1,628        1,562
  Incentive management fee              2,707        2,553        2,707        2,553
  Depreciation and amortization         2,469        2,170        4,887        4,933
  Other                                   532          466          995        1,099
                                   ----------   ----------   ----------   ----------

Operating Income                        4,285        4,445        7,876        7,423

Interest Expense                       (3,061)      (2,890)      (5,908)      (5,638)
                                   ----------   ----------   ----------   ----------

Income Before Income Taxes              1,224        1,555        1,968        1,785

Income Tax Expense                       (148)          --         (246)          --
                                   ----------   ----------   ----------   ----------

Net Income                         $    1,076   $    1,555   $    1,722   $    1,785
                                   ==========   ==========   ==========   ==========

Allocation of Net Income:
  General Partner                  $       21   $       31   $       34   $       36
                                   ==========   ==========   ==========   ==========

  Limited Partners                 $    1,055   $    1,524   $    1,688   $    1,749
                                   ==========   ==========   ==========   ==========

Net Income Per Limited Partner
  Unit                             $     0.26   $     0.37   $     0.41   $     0.42
                                   ==========   ==========   ==========   ==========

Average Limited Partner Units
  Outstanding                       4,133,500    4,133,500    4,133,500    4,133,500
                                   ==========   ==========   ==========   ==========



                See Notes to Consolidated Financial Statements.

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                      (in thousands, except unit amounts)
                                  (unaudited)





                                            LIMITED PARTNERS
                                -----------------------------------------
                                   ISSUED UNITS         TREASURY UNITS
                                -------------------  --------------------  GENERAL
                                  UNITS     AMOUNT     UNITS     AMOUNT    PARTNER    TOTAL
                                ---------  --------  ---------  ---------  --------  --------
Balance at December 31, 1995    4,940,000  $30,887   (806,500)  $(11,202)  $(1,451)  $18,234

Distributions to partners              --   (4,547)        --         --      (110)   (4,657)

Net income                             --    1,688         --         --        34     1,722
                                ---------  -------   --------   --------   -------   -------

Balance at June 30, 1996        4,940,000  $28,028   (806,500)  $(11,202)  $(1,527)  $15,299
                                =========  =======   ========   ========   =======   =======

                See Notes to Consolidated Financial Statements.

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                               ---------------------
                                                                  1996       1995
                                                               ----------  ---------
Cash Flows from Operating Activities:
  Net income                                                   $   1,722   $  1,785
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                4,887      4,933
      Amortization of other assets                                   318        234
      Deferred income taxes                                          246         --
      Increase (decrease) in payables and accrued expenses           558       (675)
                                                               ---------   --------

      Net cash provided by operating activities                   7,731      6,277
                                                               ---------   --------

Cash Flows from Investing Activities:
  Purchases of property and equipment, net                        (6,964)    (3,676)
  Cash reserved for capital activities                            (1,628)    (1,562)
  Cash withdrawn from reserve for capital improvements             1,628      1,562
                                                               ---------   --------

      Net cash used in investing activities                       (6,964)    (3,676)
                                                               ---------   --------

Cash Flows from Financing Activities:
  Distribution of cash to partners                                (4,657)    (4,657)
  Advances from affiliate                                         20,994     20,113
  Payments to affiliate                                          (22,916)   (16,611)
  Proceeds from term loan                                        120,000         --
  Payments on term loan                                             (500)        --
  Payments on mortgage note                                     (100,969)      (733)
  Net (repayments) borrowings under revolving credit facility    (11,302)        94
  Additions to deferred loan costs                                (1,315)      (807)
  Net increase in other long-term obligations                        117         --
                                                               ---------   --------

      Net cash used in financing activities                         (548)    (2,601)
                                                               ---------   --------
Increase in Cash                                                     219         --
Cash at Beginning of Period                                          229         --
                                                               ---------   --------
Cash at End of Period                                          $     448   $     --
                                                               =========   ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                       $   5,838   $  5,767
                                                               =========   ========

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

The unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Partnership at June 30, 1996 and the results of operations and cash flows for the six month periods ended June 30, 1996 and 1995. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

Income Taxes

No current provision for federal or state income taxes has been provided by the Partnership in the accompanying consolidated financial statements since such taxes are the responsibility of the individual partners. However, as discussed in Note 2, deferred income taxes have been provided for the projected differences between the financial accounting and tax bases of property and equipment on January 1, 1998, when the Partnership will cease to be a nontaxable entity and income will be taxed at the Partnership level with distributions to individual partners taxed as dividends.

2.  INCOME TAXES

DURING 1987, CONGRESS PASSED THE OMNIBUS BUDGET RECONCILIATION ACT WHICH, AMONG OTHER THINGS, TREATS THEN EXISTING PUBLICLY-TRADED PARTNERSHIPS AS CORPORATIONS FOR TAX PURPOSES FOR YEARS BEGINNING AFTER DECEMBER 31, 1997. THE PARTNERSHIP IS NOT CURRENTLY A TAXABLE ENTITY. THE EFFECT OF TREATING PUBLICLY-TRADED PARTNERSHIPS AS CORPORATIONS WILL BE TO TAX THE INCOME OF THE PARTNERSHIP AT THE ENTITY LEVEL AND CHANGE THE NATURE OF DISTRIBUTIONS TO LIMITED PARTNERS, MAKING FUTURE DISTRIBUTIONS TAXABLE DIVIDENDS. THE PAYMENT OF INCOME TAXES BY THE PARTNERSHIP WILL NOT REDUCE CASH AVAILABLE FOR PAYMENT OF THE INCENTIVE MANAGEMENT FEES TO RED LION DESCRIBED IN NOTE 3. INSTEAD, THE PAYMENT OF INCOME TAXES BY THE PARTNERSHIP WILL DIRECTLY REDUCE PARTNER DISTRIBUTIONS.

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

Incentive management fees are only payable to the extent that cash flow available for distributions and incentive management fees ("Cash Flow") on an annual basis, as defined in the Management Agreement, exceeds $2.20 per unit ("Priority Return"). Cash Flow is defined as pre-tax income (or loss) before noncash charges (primarily depreciation and amortization) and incentive management fees, but after the reserve for capital improvements and principal payments on certain debt. Incentive management fees that are earned but not paid on an annual basis because of the Cash Flow limitation are deferred without interest up to a maximum of $6 million.

Once the Partnership becomes a taxable entity in 1998, a portion of the Priority Return will be used to pay any income taxes payable by the Partnership, thereby reducing the quarterly distributions to limited partners. In addition, the Priority Return can be used to repay certain indebtedness owed to Red Lion or to fund capital improvements.

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

Amounts payable to affiliate consists of the following (in thousands):

                                                        June 30,    December 31,
                                                          1996         1995
                                                        ---------   ------------

Amounts payable to affiliate                             $30,113      $30,998
Current assets and current liabilities of Hotels          (3,231)      (2,194)
                                                         -------      -------

Amounts payable to affiliate, net of current assets
 and current liabilities                                  26,882       28,804
Less current payable to affiliate                         22,515       24,231
                                                         -------      -------

Long-term payable to affiliate, net of current portion   $ 4,367      $ 4,573
                                                         =======      =======

Included in the amounts payable to affiliate are $22,455,000 and $19,078,000 at June 30, 1996 and December 31, 1995, respectively, representing amounts payable to Red Lion primarily for advances made by Red Lion for capital improvements which exceeded the 3% reserve established in accordance with the provisions of the Management Agreement. The amounts advanced for capital improvements incur interest at the rate of prime plus 0.5% (8.75% and 9.0% at June 30, 1996 and December 31, 1995, respectively).

Long-term payables to affiliate are non-interest bearing amounts comprised of deferred incentive management fees and a General Partner credit facility. Deferred incentive management fees payable were $701,000 and $6,000,000 at June 30, 1996 and December 31, 1995, respectively. Of such amount at June 30, 1996, $60,000 is classified as a current payable to affiliate which represents an estimate of the amount to be repaid to Red Lion in January 1997 out of excess cash flow for the year ended December 31, 1996. The amount drawn against the General Partner credit facility was $3,726,000 at June 30, 1996 and December 31, 1995 and is classified as a long-term payable.

Amounts payable to affiliate are recorded net of an amount for the current assets and current liabilities of the Hotels of $3,231,000 and $2,194,000 at June 30, 1996 and December 31, 1995, respectively. The current assets and current liabilities of the Hotels consist of cash held in hotel accounts, accounts receivable, inventories, prepaid expenses, hotel accounts payable and certain taxes other than property, income and payroll taxes. Since Red Lion has operating responsibilities associated with the Hotels, these current asset and current liability items are excluded from the accompanying consolidated financial statements.

4.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                          June 30,   December 31,
                                                                            1996         1995
                                                                          ---------  ------------
Term loan, payable in varying installments through March 31, 1999         $119,500       $     --
Revolving credit facility, due March 31, 1999                                2,000             --
Mortgage note, payable in varying installments through April 14, 1996           --        100,969
Revolving credit facility, due April 14, 1996                                   --         13,302
Other long-term obligations                                                    436            319
                                                                          --------       --------

Total long-term debt                                                       121,936        114,590
Less current portion                                                        (2,125)        (1,897)
                                                                          --------       --------
                                                                          $119.811       $112,693
                                                                          ========       ========

On April 2, 1996, the Partnership entered into a three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The proceeds of the new term loan were used to pay in full all amounts owed under the prior mortgage note and revolving credit facility, to pay a portion of the payable to affiliate related to deferred incentive management fees, as discussed in Note 3, and to pay loan fees. Borrowings under the facility bear interest at the London Interbank Offering Rate ("LIBOR") plus 2.25% (8% at June 30, 1996) and are secured by the Hotels. Principal payments on the three-year term loan will amount to $1.5 million, $2.4 million and $3.2 million for 1996, 1997 and 1998, respectively, with a lump-sum payment of $112.9 million due at the end of the term (March 31, 1999).

Interest Rate Swap Agreements

The Partnership enters into interest rate swap agreements in order to reduce its exposure to interest rate fluctuations. The agreements have effectively converted floating rate debt, which is tied to LIBOR, to fixed rates. Accordingly, the net interest received or paid on the interest rate swap is recorded as an adjustment to interest expense.

At June 30, 1996, the Partnership had four interest rate swap agreements outstanding which have substantially converted $100 million of debt from floating LIBOR based rates to fixed rates ranging from 6.17% to 6.23%. The agreements expire from December 1998 to March 1999. Interest expense incurred by the Partnership relating to interest rate swap agreements for the three and six months ended June 30, 1996, was approximately $130,000 and is included as an adjustment to interest expense.

5.   COMMITMENTS AND CONTINGENCIES

At June 30, 1996, the Partnership had commitments relating to capital improvement projects of $2.8 million.

The Partnership is subject to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the financial position or results of operations or liquidity of the Partnership or its subsidiary.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- ------  -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS

BEGINNING JANUARY 1, 1998, THE PARTNERSHIP WILL BE SUBJECT TO TAXES ON ITS INCOME. THE EFFECT OF THIS WILL BE TO REDUCE CURRENT DISTRIBUTIONS TO LIMITED PARTNERS BY THE AMOUNT OF THESE INCOME TAXES. INCOME TAXES WILL NOT REDUCE AMOUNTS AVAILABLE FOR PAYMENT TO RED LION OF ANY FEES DUE UNDER THE MANAGEMENT AGREEMENT. DISTRIBUTIONS TO PARTNERS WILL BE CONSIDERED TAXABLE DIVIDENDS.

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

              GROSS OPERATING REVENUES AND EXPENSES OF THE HOTELS
              ---------------------------------------------------
                                  (unaudited)

                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                               JUNE 30,           JUNE 30,
                                          ------------------  -----------------
                                            1996      1995     1996      1995
                                          --------  --------  -------  --------
Revenues:
    Rooms                                  $17,957   $17,105  $31,910   $30,468
    Food and beverage                        8,356     8,671   16,531    16,624
    Other                                    3,092     2,654    5,832     4,976
                                           -------   -------  -------   -------

    Total revenues                          29,405    28,430   54,273    52,068
                                           -------   -------  -------   -------

Operating Costs and Expenses:
  Departmental direct expenses:
    Rooms                                    4,222     3,999    8,130     7,482
    Food and beverage                        6,742     6,874   13,250    13,314
    Other                                    1,117       986    2,148     1,895
  Administration and general                 2,305     2,278    4,580     4,429
  Sales, promotion and advertising           1,408     1,282    2,775     2,475
  Utilities                                    829       738    1,659     1,500
  Repairs and maintenance                    1,005     1,051    2,054     2,021
                                           -------   -------  -------   -------

    Total operating costs and expenses      17,628    17,208   34,596    33,116
                                           -------   -------  -------   -------

Gross Operating Profit of Hotels
   Managed by Red Lion                     $11,777   $11,222  $19,677   $18,952
                                           =======   =======  =======   =======

Comparison of Three Months Ended June 30, 1996 and 1995

Gross Revenues of the Hotels.  For the three months ended June 30, 1996, gross
- -----------------------------
revenues rose to $29.4 million from $28.4 million in the comparable quarter ended June 30, 1995, an increase of approximately $1 million or 4%. The rise in gross revenues is primarily a result of increased room revenues.

During the three months ended June 30, 1996, room revenues rose to $18 million from $17.1 million in the comparable three months ended June 30, 1995, an increase of 5%. The increase in room revenues is due principally to higher average room rates. The average occupancy rate was slightly lower for the current quarter due in part to the effects of renovation work at various hotels.

A summary of occupancy and room rates for the Hotels for the three months ended June 30 is as follows:

                         1996     1995
                        -------  -------
Occupancy Percentage      77.9%    80.9%
Average Room Rate       $82.71   $75.87

Operating results are affected by seasonality. The current quarter results reflect spring and early summer seasons in which revenues are typically lower than in the third quarter but higher than in the first quarter. There can be no assurance, however, that such trends will continue.

Gross Operating Costs and Expenses of the Hotels. Gross operating costs and
- -------------------------------------------------
expenses of the Hotels for the three months ended June 30, 1996 rose slightly to $17.6 million from $17.2 million in the comparable three months ended June 30, 1995, an increase of $400,000 or 2%. Gross operating costs and expenses as a percentage of gross revenues of the Hotels remained relatively constant at 60% and 61% for the three months ended June 30, 1996 and 1995, respectively.

Gross Operating Profit of the Hotels.  Gross operating profit as a percentage of
- -------------------------------------
revenues was 40% and 39% for the three months ended June 30, 1996 and 1995, respectively.

Partnership Revenues. During the three months ended June 30, 1996, revenues
- ---------------------
(which represent the gross operating profits of the Hotels credited from Red
Lion) increased to $11.8 million from $11.2 million in the comparable three months ended June 30, 1995, an increase of 5%. The changes in gross revenues and expenses of the Hotels that affect the amounts credited from Red Lion are discussed above.

Partnership Operating Costs and Expenses.  Operating costs and expenses for the
- -----------------------------------------
three months ended June 30, 1996 increased by 11% from the three months ended June 30, 1995. The increase is due to higher base and incentive management fees as a result of increased partnership revenues. Additionally, depreciation and amortization increased as a result of capital expenditures made in 1996 to renovate certain hotels.

Incentive Management Fee.  Incentive management fees payable to Red Lion are
- -------------------------
equal to the sum of 15% of annual adjusted gross operating profit up to $36 million and 25% of adjusted gross operating profit in excess of $36 million. Adjusted gross operating profit is gross operating profit (Partnership revenues) less base management fees (3% of gross revenues of the Hotels). Incentive management fees are only payable to the extent that cash flow available for distributions and incentive management fees ("Cash Flow") on an annual basis, as defined in the Management Agreement, exceeds $2.20 per unit ("Priority Return"). Cash Flow is defined as pre-tax income (or loss) before noncash charges (primarily depreciation and amortization) and incentive management fees, but after the reserve for capital improvements and principal payments on certain debt.

Once the Partnership becomes a taxable entity in 1998, a portion of the Priority Return will be used to pay any income taxes payable by the Partnership, thereby reducing the quarterly distributions to limited partners. In addition, the Priority Return can be used to repay certain indebtedness owed to Red Lion or to fund capital improvements.

During the three months ended June 30, 1996, the Partnership accrued $2.7 million (15% of year-to-date adjusted gross operating profit) of incentive management fees to be paid to Red Lion.

Operating Income. Operating income before incentive management fee and
- -----------------
depreciation and amortization for the three months ended June 30, 1996 rose to $9.5 million from $9.2 million in the comparable three months ended June 30, 1995, an increase of 3%. After incentive management fee and depreciation and amortization expense, operating income for the three months ended June 30, 1996 decreased to $4.3 million from $4.4 million in the comparable three months ended June 30, 1995, a decrease of 2%. The decrease is predominantly due to the increases in depreciation and amortization and incentive management fee discussed above.

Interest Expense.  Interest expense increased approximately $170,000 to $3.1
- -----------------
million for the three months ended June 30, 1996 as compared to $2.9 million for the three months ended June 30, 1995. The increase is primarily due to a higher average outstanding principal balance and interest rate swap agreement adjustments.

Income Tax Expense.  During the three months ended June 30, 1996, the
- -------------------
Partnership provided for deferred income tax of approximately $150,000. Deferred income tax arises primarily from differences in depreciation for financial accounting and tax purposes. The Partnership is not currently a taxable entity. However, for years beginning after December 31, 1997, income will be taxed at the partnership level.

Net Income.  During the three months ended June 30, 1996, net income was $1.1
- -----------
million ($.26 per limited partner unit) compared to $1.6 million ($.37 per limited partner unit) for the three months ended June 30, 1995. The decrease in net income is due primarily to increases in Partnership operating costs and expenses and interest expense and recognition of deferred income taxes at the partnership level.

Cash Flow Available for Distribution and Incentive Management Fees.  Following
- -------------------------------------------------------------------
is a calculation of Cash Flow (in thousands):

                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                JUNE 30,             JUNE 30,
                                            1996       1995       1996      1995
                                          ---------  ---------  --------  --------

Net income                                 $ 1,076    $ 1,555   $ 1,722   $ 1,785
Add (deduct):
  Depreciation and amortization              2,469      2,170     4,887     4,933
  Amortization of other assets                 112        234       318       234
  Incentive management fee                   2,707      2,553     2,707     2,553
  Cash reserved for capital improvements      (882)      (853)   (1,628)   (1,562)
  Repayments on term loan                     (634)      (370)   (1,031)     (733)
  Deferred income tax provision                148         --       246        --
                                           -------    -------   -------   -------

Cash flow available for distribution and
  incentive management fees                  4,996      5,289     7,221     7,210
Priority distributions to partners          (2,328)    (2,329)   (4,657)   (4,657)
                                           -------    -------   -------   -------

Cash flow available for payment of
 incentive  management fee                 $ 2,668    $ 2,960   $ 2,564   $ 2,553
                                           =======    =======   =======   =======

Cash Flow decreased for the three months ended June 30, 1996 to $5 million ($1.18 per limited partner unit) from the three months ended June 30, 1995 of $5.3 million ($1.25 per limited partner unit), a decrease of approximately $300,000 ($.07 per limited partner unit) or 6%. The decrease in Cash Flow is due to the factors impacting net income, discussed above, and higher principal repayments of certain debt.

Comparison of Six Months Ended June 30, 1996 and 1995

Gross Revenues of the Hotels.  For the six months ended June 30, 1996, gross
- -----------------------------
revenues rose to $54.3 million from $52.1 million in the comparable six months ended June 30, 1995, an increase of approximately $2.2 million or 4%. The rise in gross revenues is primarily a result of increased room and other revenues.

During the six months ended June 30, 1996, room revenues rose to $31.9 million from $30.5 million in the comparable six months ended June 30, 1995, an increase of 5%. The increase in room revenues is due principally to higher average room rates. The average occupancy rate declined during the current six month period due in part to the effects of renovation work at various hotels.

A summary of occupancy and room rates for the Hotels for the six months ended June 30 is as follows:

                         1996     1995
                        -------  -------
Occupancy Percentage      71.8%    73.9%
Average Room Rate       $79.74   $74.35

During the six months ended June 30, 1996, other revenues rose to $5.8 million from $5 million in the comparable six months ended June 30, 1995, an increase of 16%. The increase in other revenues is due principally to increased banquet room rentals and ancillary banquet services.

Gross Operating Costs and Expenses of the Hotels. Gross operating costs and
- -------------------------------------------------
expenses of the Hotels for the six months ended June 30, 1996 rose to $34.6 million from $33.1 million in the comparable six months ended June 30, 1995, an increase of $1.5 million or 5%. Gross operating costs and expenses as a percentage of gross revenues of the Hotels remained constant at 64% for the six months ended June 30, 1996 and 1995, respectively.

Gross Operating Profit of the Hotels.  Gross operating profit as a percentage of
- -------------------------------------
revenues was 36% for the six months ended June 30, 1996 and 1995, respectively.

Partnership Revenues. During the six months ended June 30, 1996, revenues (which
- ---------------------
represent the gross operating profits of the Hotels credited from Red Lion) increased to $19.7 million from $19 million in the comparable six months ended June 30, 1995, an increase of 4%. The changes in gross revenues and expenses of the Hotels that affect the amounts credited from Red Lion are discussed above.

Partnership Operating Costs and Expenses.  Operating costs and expenses for the
- -----------------------------------------
six months ended June 30, 1996 increased by 2% from the six months ended June 30, 1995. The increase is primarily due to higher base and incentive management fees as a result of increased partnership revenues.

Incentive Management Fee.   During the six months ended June 30, 1996, the
- -------------------------
Partnership accrued $2.7 million (15% of year-to-date adjusted gross operating profit) of incentive management fees to be paid to Red Lion.

Operating Income. Operating income before incentive management fee and
- -----------------
depreciation and amortization for the six months ended June 30, 1996 rose to $15.5 million from $14.9 million in the comparable six months ended June 30, 1995, an increase of 4%. After incentive management fee and depreciation and amortization expense, operating income in the six months ended June 30, 1996 rose to $7.9 million from $7.4 million in the six months ended June 30, 1995, an increase of 7%. As a percentage of revenues, operating income is relatively constant at 40% and 39% for the six months ended June 30, 1996 and 1995, respectively. The increases are predominantly due to the higher revenues discussed above.

Interest Expense.  Interest expense increased approximately $270,000 to $5.9
- -----------------
million for the six months ended June 30, 1996 as compared to $5.6 million for the six months ended June 30, 1995. The increase is primarily due to a higher average outstanding principal balance and interest rate swap agreement adjustments.

Income Tax Expense.  During the six months ended June 30, 1996, the Partnership
- -------------------
provided for deferred income taxes of approximately $250,000. Deferred income tax arises primarily from differences in depreciation for financial accounting and tax purposes. The Partnership is not currently a taxable entity. However, for years beginning after December 31, 1997, income will be taxed at the partnership level.

Net Income.  During the six months ended June 30, 1996, net income was $1.7
- -----------
million ($.41 per limited partner unit) compared to $1.8 million ($.42 per limited partner unit) for the six months ended June 30, 1995. The decrease in net income is due primarily to increased interest expense and the recognition of deferred income taxes at the partnership level which was offset by improved operating income.

Cash Flow Available for Distribution and Incentive Management Fees. Cash Flow
- -------------------------------------------------------------------
remained relatively constant at $7.2 million ($1.71 and $1.70 per limited partner unit) for the six months ended June 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash is hotel operations. During the six months ended June 30, 1996, the Hotels generated sufficient cash from operations to cover operating needs. It is expected that, for the remainder of 1996, cash provided by both operations and the credit facilities, discussed below, or by Red Lion will be sufficient to meet anticipated cash requirements.

On April 2, 1996 the Partnership entered into a three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The proceeds of the new term loan were used to pay in full all amounts owed under the prior mortgage note and revolving credit facility, to pay a portion of the payable to affiliate related to deferred incentive management fees (discussed in Note 3 to the Partnership's consolidated financial statements) and to pay loan fees. Borrowings under the facility bear interest at the London Interbank Offering Rate ("LIBOR") plus 2.25% and are secured by the Hotels. Principal payments on the three-year term loan will amount to $1.5 million, $2.4 million and $3.2 million for 1996, 1997 and 1998, respectively, with a lump-sum payment of $112.9 million due at the end of the term (March 31, 1999).

Borrowings under the current and prior revolving credit line averaged $7.3 million during the six months ended June 30, 1996. At June 30, 1996, the interest rate was 8% and the balance outstanding was $2 million on the revolving credit line. For further discussion of the Partnership's credit facilities, see
Note 4 to the Partnership's consolidated financial statements. At August 9, 1996, $2 million was outstanding on the revolving credit line.

During the six months ended June 30, 1996, the Partnership made total capital improvements amounting to approximately $7 million. Major improvements included guest room renovations and common area refurbishments at 5 hotels. These capital expenditures were reserved and funded from Hotel operations in the amount of approximately $1.6 million pursuant to provisions of the Management Agreement requiring 3% of gross revenues to be set aside for capital
improvements.   Capital expended above the reserved amounts has been funded principally from advances made by Red Lion.

INCOME TAXES: IN ACCORDANCE WITH CERTAIN PROVISIONS OF THE OMNIBUS BUDGET RECONCILIATION ACT OF 1987, THE PARTNERSHIP WILL BE TREATED AS A CORPORATION FOR INCOME TAX PURPOSES BEGINNING JANUARY 1, 1998. INCOME TAXES WILL NOT AFFECT AMOUNTS AVAILABLE FOR PAYMENT OF INCENTIVE MANAGEMENT FEES TO RED LION UNDER THE MANAGEMENT AGREEMENT DESCRIBED ABOVE. DISTRIBUTIONS TO PARTNERS AFTER THAT TIME WILL BE CONSIDERED TAXABLE DIVIDENDS. THE PAYMENT OF INCOME TAXES BY THE PARTNERSHIP WILL DIRECTLY REDUCE THE DISTRIBUTIONS TO PARTNERS.

On July 18, 1996, the General Partner declared a quarterly cash distribution of $.55 per limited partner unit ($2.20 annualized) for the current quarter, payable on August 15, 1996, to unitholders of record on July 31, 1996. This distribution has been accrued in the accompanying financial statements.

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

                                    PART II


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

 (a) EXHIBITS:  The following documents are filed herewith and made a part of this report:

                Exhibit 10.10 - Second Amended and Restated Credit Agreement, dated April 2, 1996, between Various Lenders (as defined), Canadian Imperial Bank of Commerce (as agent) and Red Lion Inns Operating, L.P.

                Exhibit 27 - Article 5 Financial Data Schedule for 2nd Quarter 10-Q.

 (b) REPORTS ON FORM 8-K :  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             RED LION INNS LIMITED PARTNERSHIP

                             By:  RED LION PROPERTIES, INC.
                                   Its sole General Partner


Date:  August 13, 1996       By:  /s/ David J. Johnson
                                  ---------------------------------------------
                                  David J. Johnson
                                  President and Chief Executive Officer


Date:  August 13, 1996       By:  /s/ Michael Vernon
                                  ---------------------------------------------
                                  Michael Vernon
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                               INDEX OF EXHIBITS

   Exhibit
   Number
   ------


    10.10 Exhibit 10.10 - Second Amended and Restated Credit Agreement, dated April 2, 1996, between Various Lenders (as defined), Canadian Imperial Bank of Commerce (as agent) and Red Lion Inns Operating, L.P.

    27          Article 5 Financial Data Schedule for 2nd Quarter 10-Q