Form 10-Q
period 1996-09-30
RED LION INNS LIMITED PARTNERSHIP
filed 1996-10-21
CIK 810724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996
                                              ------------------

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

                       RED LION INNS LIMITED PARTNERSHIP
                              REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX


PART I - FINANCIAL INFORMATION                                      PAGE

Item 1  Consolidated Financial Statements (unaudited):
                   Consolidated Balance Sheets                       3

                   Consolidated Statements of Income                 4

                   Consolidated Statement of Partners' Capital       5

                   Consolidated Statements of Cash Flows             6

                   Notes to Consolidated Financial Statements        7

 Item 2  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations    11

PART II - OTHER INFORMATION

 Item 6  Exhibits and Reports on Form 8-K                           16


                                    PART I

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS
------   ---------------------------------

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except unit amounts)
                                  (unaudited)

                                            SEPTEMBER 30,        DECEMBER 31,
                                                 1996                1995
                                            -------------        ------------
                                    ASSETS
                                    ------
Cash                                           $  1,405            $    229

Property and Equipment:
 Land                                            17,705              17,705
 Buildings and improvements                     166,992             164,605
 Furnishings and equipment                       59,749              55,596
 Construction in progress                           743               2,229
                                               --------            --------
                                                245,189             240,135
 Less -- accumulated depreciation               (78,765)            (74,306)
                                               --------            --------
                                                166,424             165,829

Other Assets                                      1,092                 209
                                               --------            --------

                                               $168,921            $166,267
                                               ========            ========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------
Current Liabilities:
 Accounts payable and accrued expenses         $     19            $     19
 Payable to affiliate                            19,675              24,231
 Accrued distributions to partners                2,329               2,329
 Interest payable                                    33                 334
 Property taxes payable                             611                 284
 Current portion long-term debt                   2,250               1,897
                                               --------            --------
      Total current liabilities                  24,917              29,094

Long-Term Payable to Affiliate,
  net of current portion                          4,427               4,573

Long-Term Debt, net of current portion          122,173             112,693

Deferred Income Taxes                             2,010               1,673
                                               --------            --------
    Total liabilities                           153,527             148,033
                                               --------            --------

Commitments and Contingencies (Note 5)

Partners' Capital:
 Limited Partners, 4,940,000 units issued        28,129              30,887
   Less -- 806,500 treasury units, at cost      (11,202)            (11,202)
                                               --------            --------

 Limited Partners, net                           16,927              19,685
 General Partner                                 (1,533)             (1,451)
                                               --------            --------
     Total partners' capital                     15,394              18,234
                                               --------            --------

                                               $168,921            $166,267
                                               ========            ========


                See Notes to Consolidated Financial Statements.

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                       CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except unit amounts)
                                  (unaudited)

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                       -----------------------       -----------------------
                                          1996         1995            1996         1995
                                       ----------   ----------       ----------  -----------

Revenues                               $   12,088   $   11,486       $   31,765   $   30,438

Operating Costs and Expenses:
  Property taxes                              692          771            2,276        2,153
  Base management fee                         891          847            2,519        2,409
  Incentive management fee                  1,680        1,651            4,387        4,204
  Depreciation and amortization             2,568        2,229            7,455        7,162
  Other                                       642          428            1,637        1,527
                                       ----------   ----------       ----------   ----------

Operating Income                            5,615        5,560           13,491       12,983

Interest Expense                           (3,100)      (2,819)          (9,008)      (8,457)
                                       ----------   ----------       ----------   ----------

Income Before Income Taxes                  2,515        2,741            4,483        4,526

Income Tax Expense                            (91)          --             (337)          --
                                       ----------   ----------       ----------   ----------

Net Income                             $    2,424   $    2,741       $    4,146   $    4,526
                                       ==========   ==========       ==========   ==========

Allocation of Net Income:
  General Partner                      $       48   $       55       $       83   $       90
                                       ==========   ==========       ==========   ==========

  Limited Partners                     $    2,376   $    2,686       $    4,063   $    4,436
                                       ==========   ==========       ==========   ==========

Net Income Per Limited Partner
  Unit                                      $0.57        $0.65            $0.98        $1.07
                                       ==========   ==========       ==========   ==========

Average Limited Partner Units
  Outstanding                           4,133,500    4,133,500        4,133,500    4,133,500
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




                                                   LIMITED PARTNERS
                                    --------------------------------------------
                                       ISSUED UNITS            TREASURY UNITS
                                    -------------------     --------------------     GENERAL
                                      UNITS     AMOUNT        UNITS     AMOUNT       PARTNER    TOTAL
                                    ---------  --------     ---------  ---------     --------  --------
Balance at December 31, 1995         4,940,000  $30,887       (806,500)  $(11,202)   $(1,451)   $18,234

Distributions to partners                   --   (6,821)            --         --       (165)    (6,986)

Net income                                  --    4,063             --         --         83      4,146
                                     ---------  -------       --------   --------    -------    -------

Balance at September 30, 1996        4,940,000  $28,129       (806,500)  $(11,202)   $(1,533)   $15,394
                                     =========  =======       ========   ========    =======    =======




                See Notes to Consolidated Financial Statements.

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         ---------------------
                                                            1996       1995
                                                         ----------  ---------
Cash Flows from Operating Activities:
  Net income                                             $   4,146   $  4,526
  Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization                          7,455      7,162
      Amortization of other assets                             428        449
      Deferred income taxes                                    337         --
      Increase (decrease) in payables
       and accrued expenses                                     26       (344)
                                                         ---------   --------

      Net cash provided by operating activities             12,392     11,793
                                                         ---------   --------

Cash Flows from Investing Activities:
  Purchases of property and equipment, net                 (8,050)    (6,754)

  Cash reserved for capital improvements                   (2,519)    (2,409)

  Cash withdrawn from reserve
   for capital improvements                                 2,519      2,409
                                                        ---------   --------

      Net cash used in investing activities                (8,050)    (6,754)
                                                        ---------   --------


Cash Flows from Financing Activities:
  Distribution of cash to partners                         (6,986)    (6,986)

  Advances from affiliate                                  32,369     30,595
  Payments to affiliate                                   (37,071)   (27,581)
  Proceeds from term loan                                 120,000         --
  Payments on term loan                                    (1,000)        --
  Payments on mortgage note                              (100,969)    (1,112)
  Net (repayments) borrowings
   under revolving credit facility                         (8,302)       878
  Additions to deferred loan costs                         (1,311)      (833)
  Net increase in other
   long-term obligations                                      104         --
                                                        ---------   --------

      Net cash used in financing activities                (3,166)    (5,039)
                                                        ---------   --------

Increase in Cash                                            1,176         --
Cash at Beginning of Period                                   229         --
                                                        ---------   --------

Cash at End of Period                                   $   1,405   $
                                                        =========   ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                $   9,309   $  8,461
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

The general partner of the Partnership and Operating Partnership is Red Lion Properties, Inc. (the "General Partner"), a wholly owned subsidiary of Red Lion. Red Lion became a publicly held company in July 1995. Red Lion files reports and other information with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934. On September 12, 1996, Red Lion entered into an Agreement and Plan of Merger ("Merger Agreement") with Doubletree Corporation ("Doubletree"), pursuant to which Red Lion would be acquired by Doubletree through the merger of a wholly owned subsidiary with and into Red Lion. Consummation of the transaction is subject to certain conditions and is expected to be completed during the fourth quarter of 1996.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. While management endeavors to make accurate estimates, actual results could differ from estimates.

The unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Partnership at September 30, 1996 and the results of operations and cash flows for the nine month periods ended September 30, 1996 and 1995. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

3.  RELATED PARTY TRANSACTIONS

The General Partner is responsible for the management and administration of the Partnership. In accordance with the limited partnership agreement, the Partnership reimburses the General Partner for related administrative costs.

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

Amounts payable to affiliate consists of the following (in thousands):

                                               September  30,     December 31,
                                                   1996              1995
                                               --------------     ------------

    Amounts payable to affiliate                 $ 26,592           $ 30,998
    Current assets and current liabilities
     of Hotels                                     (2,490)            (2,194)
                                                 --------           --------
    Amounts payable to affiliate, net of
     current assets and current liabilities        24,102             28,804
    Less current payable to affiliate             (19,675)           (24,231)
                                                 --------           --------

    Long-term payable to affiliate, net of
     current portion                             $  4,427           $  4,573
                                                 ========           ========

Included in the amounts payable to affiliate are $19,675,000 and $19,078,000 at September 30, 1996 and December 31, 1995, respectively, representing amounts payable to Red Lion primarily for advances made by Red Lion for capital improvements which exceeded the 3% reserve established in accordance with the provisions of the Management Agreement. The amounts advanced for capital improvements incur interest at the rate of prime plus 0.5% (8.75% and 9.0% at September 30, 1996 and December 31, 1995, respectively).

Long-term payables to affiliate are non-interest bearing amounts comprised of deferred incentive management fees and a General Partner credit facility. Deferred incentive management fees payable were $701,000 and $6,000,000 at September 30, 1996 and December 31, 1995, respectively. The amount drawn against the General Partner credit facility was $3,726,000 at September 30, 1996 and December 31, 1995 and is classified as a long-term payable.

Amounts payable to affiliate are recorded net of an amount for the current assets and current liabilities of the Hotels of $2,490,000 and $2,194,000 at September 30, 1996 and December 31, 1995, respectively. The current assets and current liabilities of the Hotels consist of cash held in hotel accounts, accounts receivable, inventories, prepaid expenses, hotel accounts payable and certain taxes other than property, income and payroll taxes. Since Red Lion has operating responsibilities associated with the Hotels, these current asset and current liability items are excluded from the accompanying consolidated financial statements.

4.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                            September 30,        December 31,
                                                 1996                1995
                                            -------------        ------------
Term loan, payable in varying
 installments through March 31, 1999           $119,000            $     --
Revolving credit facility, due
 March 31, 1999                                   5,000                  --
Mortgage note, payable in varying
 installments through April 14, 1996                 --             100,969
Revolving credit facility, due
 April 14, 1996                                      --              13,302
Other long-term obligations                         423                 319
                                               --------            --------

Total long-term debt                            124,423             114,590
Less current portion                             (2,250)             (1,897)
                                               --------            --------

                                               $122,173            $112,693
                                               ========            ========


On April 2, 1996, the Partnership entered into a three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The proceeds of the new term loan were used to pay in full all amounts owed under the prior mortgage note and revolving credit facility, to pay a portion of the payable to affiliate related to deferred incentive management fees, as discussed in Note 3, and to pay loan fees. Borrowings under the facility bear interest at the London Interbank Offering Rate ("LIBOR") plus 2.25% (8.9% at September 30, 1996) and are secured by the Hotels. At September 30, 1996, remaining principal payments due on the three-year term loan total $500,000, $2.4 million and $3.2 million for 1996, 1997 and 1998, respectively, with a lump-sum payment of $112.9 million due at the end of the term (March 31, 1999).

Interest Rate Swap Agreements

The Partnership enters into interest rate swap agreements in order to reduce its exposure to interest rate fluctuations. The agreements have effectively converted floating rate debt, which is tied to LIBOR, to fixed rates. Accordingly, the net interest received or paid on the interest rate swap is recorded as an adjustment to interest expense.

At September 30, 1996, the Partnership had four interest rate swap agreements outstanding which have substantially converted $100 million of debt from floating LIBOR based rates to fixed rates ranging from 6.17% to 6.23%. The agreements expire from December 1998 to March 1999. Interest expense incurred by the Partnership relating to interest rate swap agreements for the three and nine months ended September 30, 1996, was approximately $170,000 and $300,000, respectively, and is included as an adjustment to interest expense.

5.   COMMITMENTS AND CONTINGENCIES

At September 30, 1996, the Partnership had commitments relating to capital improvement projects of $2.3 million.

The Partnership is subject to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the financial position or results of operations or liquidity of the Partnership or its subsidiary.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
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

              GROSS OPERATING REVENUES AND EXPENSES OF THE HOTELS
                                  (unaudited)

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       ------------------     -----------------
                                         1996      1995        1996      1995
                                       --------  --------     -------  --------
Revenues:
    Rooms                               $19,094   $17,756     $51,004   $48,224
    Food and beverage                     7,706     7,879      24,237    24,503
    Other                                 2,896     2,599       8,728     7,575
                                        -------   -------     -------   -------

    Total revenues                       29,696    28,234      83,969    80,302
                                        -------   -------     -------   -------

Operating Costs and Expenses:
  Departmental direct expenses:
    Rooms                                 4,529     4,111      12,659    11,593
    Food and beverage                     6,313     6,294      19,563    19,608
    Other                                 1,028       958       3,176     2,853
  Administration and general              2,307     2,236       6,887     6,665
  Sales, promotion and advertising        1,508     1,262       4,283     3,737
  Utilities                                 928       910       2,587     2,410
  Repairs and maintenance                   995       977       3,049     2,998
                                        -------   -------     -------   -------

    Total operating costs and expenses   17,608    16,748      52,204    49,864
                                        -------   -------     -------   -------

Gross Operating Profit of Hotels
   Managed by Red Lion                  $12,088   $11,486     $31,765   $30,438
                                        =======   =======     =======   =======

If the acquisition of Red Lion by Doubletree is consummated according to the terms of the Merger Agreement, Red Lion will become a wholly owned subsidiary of Doubletree. This transaction is expected to be completed during the fourth quarter of 1996.

Comparison of Three Months Ended September 30, 1996 and 1995

Gross Revenues of the Hotels.  For the three months ended September 30, 1996,
-----------------------------
gross revenues rose to $29.7 million from $28.2 million in the comparable quarter ended September 30, 1995, an increase of approximately $1.5 million or 5%. The rise in gross revenues is primarily a result of increased room revenues.

During the three months ended September 30, 1996, room revenues rose to $19.1 million from $17.8 million in the comparable three months ended September 30, 1995, an increase of 7%. The increase in room revenues is due principally to higher average room rates. The average occupancy rate was slightly higher for the current quarter.

A summary of occupancy and room rates for the Hotels for the three months ended September 30 is as follows:

                                         1996             1995
                                        ------           ------
    Occupancy Percentage                  81.9%            81.7%
    Average Room Rate                   $82.78           $77.13


Operating results are affected by seasonality. The current quarter results reflect late summer and early fall seasons in which revenues are typically higher than in the second and fourth quarters. There can be no assurance, however, that such trends will continue.

Gross Operating Costs and Expenses of the Hotels. Gross operating costs and
-------------------------------------------------
expenses of the Hotels for the three months ended September 30, 1996 rose slightly to $17.6 million from $16.7 million in the comparable three months ended September 30, 1995, an increase of $900,000 or 5%. Gross operating costs and expenses as a percentage of gross revenues of the Hotels remained relatively constant at 59% for the three months ended September 30, 1996 and 1995.

Gross Operating Profit of the Hotels.  Gross operating profit as a percentage of
-------------------------------------
revenues was 41% for both the three months ended September 30, 1996 and 1995.

Partnership Revenues. During the three months ended September 30, 1996, revenues
---------------------
(which represent the gross operating profits of the Hotels credited from Red
Lion) increased to $12.1 million from $11.5 million in the comparable three months ended September 30, 1995, an increase of 5%. The changes in gross revenues and expenses of the Hotels that affect the amounts credited from Red Lion are discussed above.

Partnership Operating Costs and Expenses.  Operating costs and expenses for the
-----------------------------------------
three months ended September 30, 1996 increased by 9% from the three months ended September 30, 1995. The increase is due to higher depreciation and amortization as a result of capital expenditures made in 1996 to renovate certain hotels and higher other expenses as a result of a 10 year consumer price index adjustment to a lease at one hotel.

Incentive Management Fee.  Incentive management fees payable to Red Lion are
-------------------------
equal to the sum of 15% of annual adjusted gross operating profit up to $36 million and 25% of adjusted gross operating profit in excess of $36 million. Adjusted gross operating profit is gross operating profit (Partnership revenues) less base management fees (3% of gross revenues of the Hotels). Incentive management fees are only payable to the extent that cash flow available for distributions and incentive management fees ("Cash Flow") on an annual basis, as defined in the Management Agreement, exceeds $2.20 per unit ("Priority Return"). Cash Flow is defined as pre-tax income (or loss) before noncash charges (primarily depreciation and amortization) and incentive management fees, but after the reserve for capital improvements and principal payments on certain debt.

Once the Partnership becomes a taxable entity in 1998, a portion of the Priority Return will be used to pay any income taxes payable by the Partnership, thereby reducing the quarterly distributions to limited partners. In addition, the Priority Return can be used to repay certain indebtedness owed to Red Lion or to fund capital improvements.

During the three months ended September 30, 1996, the Partnership accrued $1.7 million (15% of the current quarter's adjusted gross operating profit) of incentive management fees to be paid to Red Lion.

Operating Income. Operating income before incentive management fee and
-----------------
depreciation and amortization for the three months ended September 30, 1996 rose to $9.9 million from $9.4 million in the comparable three months ended September 30, 1995, an increase of 5%. The increase is predominantly due to the increased partnership revenues discussed above. After incentive management fee and depreciation and amortization expense, operating income remained constant at $5.6 million for the three months ended September 30, 1996 and 1995.

Interest Expense.  Interest expense increased approximately $300,000 to $3.1
-----------------
million for the three months ended September 30, 1996 as compared to $2.8 million for the three months ended September 30, 1995. The increase is primarily due to a higher average outstanding principal balance and interest rate swap agreement adjustments.

Income Tax Expense.  During the three months ended September 30, 1996, the
-------------------
Partnership provided for deferred income tax of approximately $90,000. Deferred income tax arises primarily from differences in depreciation for financial accounting and tax purposes. The Partnership is not currently a taxable entity. However, for years beginning after December 31, 1997, income will be taxed at the partnership level.

Net Income.  During the three months ended September 30, 1996, net income was
-----------
$2.4 million ($.57 per limited partner unit) compared to $2.7 million ($.65 per limited partner unit) for the three months ended September 30, 1995. The decrease in net income is due primarily to increases in Partnership operating costs and expenses and interest expense and recognition of deferred income taxes at the partnership level.

Cash Flow Available for Distribution and Incentive Management Fees.  Following
-------------------------------------------------------------------
is a calculation of Cash Flow (in thousands):

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                    1996       1995             1996       1995
                                                  --------  --------           --------- -------
Net income                                        $ 2,424    $ 2,741           $ 4,146   $ 4,526
Add (deduct):
  Depreciation and amortization                     2,568      2,229             7,455     7,162
  Amortization of other assets                        109        215               427       449
  Incentive management fee                          1,680      1,651             4,387     4,204
  Cash reserved for capital improvements             (891)      (847)           (2,519)   (2,409)
  Repayments on term loan                            (500)      (379)           (1,531)   (1,112)
  Deferred income tax provision                        91         --               337        --
                                                  -------    -------           -------   -------

Cash flow available for distribution and
  incentive management fees                         5,481      5,610            12,702    12,820
Priority distributions to partners                 (2,329)    (2,329)           (6,986)   (6,986)
                                                  -------    -------           -------   -------

Cash flow available for payment of
 incentive  management fee                        $ 3,152    $ 3,281           $ 5,716   $ 5,834
                                                  =======    =======           =======   =======

Cash Flow decreased slightly for the three months ended September 30, 1996 to $5.5 million ($1.29 per limited partner unit) from the three months ended September 30, 1995 of $5.6 million ($1.33 per limited partner unit). The decrease in Cash Flow is due to the factors impacting net income, discussed above, and higher principal repayments of certain debt.

Comparison of Nine Months Ended September 30, 1996 and 1995

Gross Revenues of the Hotels.  For the nine months ended September 30, 1996,
-----------------------------
gross revenues rose to $84 million from $80.3 million in the comparable nine months ended September 30, 1995, an increase of approximately $3.7 million or 5%. The rise in gross revenues is primarily a result of increased room and other revenues.

During the nine months ended September 30, 1996, room revenues rose to $51 million from $48.2 million in the comparable nine months ended September 30, 1995, an increase of 6%. The increase in room revenues is due principally to higher average room rates. The average occupancy rate declined during the current nine month period due in part to the effects of renovation work at various hotels.

A summary of occupancy and room rates for the Hotels for the nine months ended September 30 is as follows:


                                         1996             1995
                                        ------           ------
    Occupancy Percentage                  75.2%            76.5%
    Average Room Rate                   $80.85           $75.35


During the nine months ended September 30, 1996, other revenues rose to $8.7 million from $7.6 million in the comparable nine months ended September 30, 1995, an increase of 14%. The increase in other revenues is due principally to increased banquet room rentals and ancillary banquet services.

Gross Operating Costs and Expenses of the Hotels. Gross operating costs and
-------------------------------------------------
expenses of the Hotels for the nine months ended September 30, 1996 rose to $52.2 million from $49.9 million in the comparable nine months ended September 30, 1995, an increase of $2.3 million or 5%. Gross operating costs and expenses as a percentage of gross revenues of the Hotels remained constant at 62% for the nine months ended September 30, 1996 and 1995.

Gross Operating Profit of the Hotels.  Gross operating profit as a percentage of
-------------------------------------
revenues was 38% for both the nine months ended September 30, 1996 and 1995.

Partnership Revenues. During the nine months ended September 30, 1996, revenues
---------------------
(which represent the gross operating profits of the Hotels credited from Red
Lion) increased to $31.8 million from $30.4 million in the comparable nine months ended September 30, 1995, an increase of 5%. The changes in gross revenues and expenses of the Hotels that affect the amounts credited from Red Lion are discussed above.

Partnership Operating Costs and Expenses.  Operating costs and expenses for the
-----------------------------------------
nine months ended September 30, 1996 increased by 5% from the nine months ended September 30, 1995. The increase is primarily due to higher depreciation and amortization as a result or capital expenditures made in 1996 to renovate certain hotels and higher base and incentive management fees as a result of increased partnership revenues.

Incentive Management Fee.   During the nine months ended September 30, 1996, the
-------------------------
Partnership recognized $4.4 million (15% of year-to-date adjusted gross operating profit) of incentive management fees to be paid to Red Lion.

Operating Income. Operating income before incentive management fee and
-----------------
depreciation and amortization for the nine months ended September 30, 1996 rose to $25.3 million from $24.3 million in the comparable nine months ended September 30, 1995, an increase of 4%. The increase is predominantly due to the increased partnership revenues discussed above. After incentive management fee and depreciation and amortization expense, operating income in the nine months ended September 30, 1996 rose to $13.5 million from $13 million in the nine months ended September 30, 1995, an increase of 4%. As a percentage of revenues, operating income is relatively constant at 42% and 43% for the nine months ended September 30, 1996 and 1995, respectively.

Interest Expense.  Interest expense increased approximately $500,000 to $9
-----------------
million for the nine months ended September 30, 1996 as compared to $8.5 million for the nine months ended September 30, 1995. The increase is primarily due to a higher average outstanding principal balance and interest rate swap agreement adjustments.

Income Tax Expense.  During the nine months ended September 30, 1996, the
-------------------
Partnership provided for deferred income taxes of approximately $340,000. Deferred income tax arises primarily from differences in depreciation for financial accounting and tax purposes. The Partnership is not currently a taxable entity. However, for years beginning after December 31, 1997, income will be taxed at the partnership level.

Net Income.  During the nine months ended September 30, 1996, net income was
-----------
$4.1 million ($.98 per limited partner unit) compared to $4.5 million ($1.07 per limited partner unit) for the nine months ended September 30, 1995. The decrease in net income is due primarily to increased interest expense and the recognition of deferred income taxes at the partnership level which was offset by improved operating income.

Cash Flow Available for Distribution and Incentive Management Fees.  Cash Flow
-------------------------------------------------------------------
decreased slightly for the nine months ended September 30, 1996 to $12.7 million ($3.00 per limited partner unit) from the nine months ended September 30, 1995 of $12.8 million ($3.03 per limited partner unit). The decrease in Cash Flow is due to the factors impacting net income, discussed above, and higher principal repayments of certain debt.

Cash flow available for payment of incentive management fees for the nine months ended September 30, 1996 was $5.7 million, which exceeded the incentive management fee of $4.4 million. Under the Management Agreement, on an annual basis, 25% of any cash flow available for payment of incentive management fees in excess of the current year's incentive management fee will be paid to Red Lion to pay down the non-interest bearing deferred incentive management fees currently outstanding ($701,000 at September 30, 1996). In accordance with the terms of the Management Agreement, none of the excess cash flow available for payment of incentive management fees was applied against the deferred incentive management fee balance during the third quarter of 1996. As noted in the discussion of operations above, operating results are affected by seasonality with second and third quarter revenues typically higher than fourth quarter revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash is hotel operations. During the nine months ended September 30, 1996, the Hotels generated sufficient cash from operations to cover operating needs. It is expected that, for the remainder of 1996, cash provided by both operations and the credit facilities, discussed below, or by Red Lion will be sufficient to meet anticipated cash requirements.

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

Borrowings under the current and prior revolving credit line averaged $5.5 million during the nine months ended September 30, 1996. At September 30, 1996, the interest rate was 8.9% and the balance outstanding was $5 million on the revolving credit line. For further discussion of the Partnership's credit facilities, see Note 4 to the Partnership's consolidated financial statements.

During the nine months ended September 30, 1996, the Partnership made total capital improvements amounting to approximately $8.2 million. Major improvements included guest room renovations and common area refurbishments at 5 hotels. These capital expenditures were reserved and funded from Hotel operations in the amount of approximately $2.5 million pursuant to provisions of the Management Agreement requiring 3% of gross revenues to be set aside for
capital improvements.   Capital expended above the reserved amounts has been
funded principally from advances made by Red Lion.

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

On October 15, 1996, the General Partner declared a quarterly cash distribution of $.55 per limited partner unit ($2.20 annualized) for the current quarter, payable on November 15, 1996, to unitholders of record on October 31, 1996. This distribution has been accrued in the accompanying financial statements.


                                 **************

The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Partnership may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: national or local economic conditions affecting the supply and demand for hotel space, competition in hotel operations, including additional or improved services or facilities of competitors, price pressures, continuing availability of capital to fund growth and improvements and the consummation of the Merger Agreement between Red Lion and Doubletree. The forward-looking statements should be considered in light of these factors.

                                    PART II


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

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


                             RED LION INNS LIMITED PARTNERSHIP

                             By:  RED LION PROPERTIES, INC.
                                   Its sole General Partner



Date:  October 21, 1996      By:  /s/David J. Johnson
                                  -------------------------------------
                                  David J. Johnson
                                  President and Chief Executive Officer




Date:  October 21, 1996      By:  /s/Michael Vernon
                                  -------------------------------------
                                  Michael Vernon
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)