Form 10-K
period 1996-12-31
RED LION INNS LIMITED PARTNERSHIP
filed 1997-03-28
CIK 810724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

                                  (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                            -----------------
                                      OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to

                         Commission file number 1-9443
                                                ------

                       RED LION INNS LIMITED PARTNERSHIP
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                         94-3029959
         ---------                                        ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     4001 Main Street, Vancouver, Washington                    98663
     ---------------------------------------                    -----
     (Address of principal executive offices)                 (Zip Code)

                                (360) 696-0001
                                --------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                                  Name of each exchange on which registered
Units representing limited partnership interests                 American Stock Exchange
------------------------------------------------                 -----------------------

          Securities registered pursuant to Section 12(g) of the Act:

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

Yes   X     No
    -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of units of non-voting limited partnership interests held by non-affiliates was $99,721,000 at March 21, 1997, and is based on a closing price of $24.125 and 4,133,500 units outstanding and held by non-affiliates.

                       RED LION INNS LIMITED PARTNERSHIP
                              REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1996

                                     INDEX

                                                                                                        PAGE
PART I
          Item 1        Business                                                                          3
          Item 2        Properties                                                                        5
          Item 3        Legal Proceedings                                                                 5
          Item 4        Submission of Matters to a Vote of Security Holders                               5

PART II
          Item 5        Market for the Registrant's Common Equity and Related Stockholder Matters         6
          Item 6        Selected Financial Data                                                           7
          Item 7        Management's Discussion and Analysis of Financial Condition and Results
                        of Operations                                                                     8
          Item 8        Financial Statements and Supplementary Data                                      13
          Item 9        Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                                       30

PART III
          Item 10       Directors and Executive Officers of the Registrant                               30
          Item 11       Executive Compensation                                                           31
          Item 12       Security Ownership of Certain Beneficial Owners and Management                   31
          Item 13       Certain Relationships and Related Transactions                                   31

PART IV
          Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K                  33

SIGNATURES                                                                                               35

                                    PART I
ITEM 1    BUSINESS
------------------

GENERAL DEVELOPMENT OF BUSINESS

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

On April 14, 1987, the Partnership completed an initial public offering of units representing limited partnership interests ("Unit" or "Units"), the proceeds from which were $98.8 million. These proceeds, accompanied by a $105.9 million mortgage loan, were used to acquire the Hotels, through the Operating Partnership, from Historical Red Lion for $195 million. Since the completion of this acquisition, the Partnership's limited partners have had an effective 98.01% ownership interest in the Hotels, with the general partner retaining the remaining 1.99 % ownership interest. Since April 14, 1987, the day-to-day management of the Hotels has been conducted pursuant to the management agreement (the "Management Agreement") between the Operating Partnership and Historical Red Lion or its successor.

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

On November 8, 1996, Red Lion became a wholly owned subsidiary of Doubletree Corporation ("Doubletree") pursuant to a merger transaction in which all outstanding shares of Red Lion common stock were converted into cash and shares of Doubletree common stock. Doubletree files reports and other information with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934. Red Lion, as a subsidiary of Doubletree, provides the same management services to the Hotels that it renders to the other Red Lion lodging facilities, including a centralized reservation system, purchasing, training, marketing, sales, advertising, administration, maintenance, accounting and planning programs.

DESCRIPTION OF BUSINESS

Since the merger with Doubletree, Red Lion manages the Hotels as part of Doubletree's hotel chain which operates and franchises hotels throughout the United States, Mexico and the Caribbean. The combined operations include over 240 hotels with more than 56,000 rooms. The chain includes leased, managed, franchised and owned hotels. The lodging facilities are designed to provide guests with a full range of high-quality hotel accommodations in convenient locations at competitive prices.

In conjunction with its acquisition of Red Lion in November 1996, Doubletree stated its intention to convert most of the Red Lion hotels to one of the Doubletree brands. Doubletree currently intends to convert most or all of the Partnership's Hotels to the Doubletree brand. Upon conversion, these hotels will participate in and take advantage of the marketing and sales programs provided to the Doubletree branded hotels.

The Hotels are located in western and mid-western states and compete primarily in the upscale sector of the hospitality market. The Hotels are located near airports or major traffic arteries and are convenient to commercial centers or tourist destinations. The Hotels vary in size, ranging from 208 rooms to 476 rooms.

Currently, the marketing and sales programs for the Hotels are coordinated through a centralized national marketing team operating through sales offices in Sacramento, Los Angeles, San Francisco, Portland, Seattle, Chicago and Washington, D.C. and trained sales and catering managers located at individual properties. Property sales personnel participate in local and regional trade shows, design local promotional and advertising campaigns and use direct solicitation to increase room and catering sales to national and local groups and associations.

All of the Hotels offer full-service accommodations. In addition to restaurants, lounges, banquet and meeting space, most of the Hotels offer oversized rooms with oversized beds, premium television channel and movie availability, complimentary airport shuttle service, free parking, swimming pools, room service and valet services. Their guest amenities may include health and fitness facilities, gift shops, concierge services and business centers. Advertising, public relations, market research and training programs are provided by Doubletree (through Red Lion) for the benefit of the Hotels. Technical training and assistance is also provided to each Hotel for other areas such as front office operations, reservations, housekeeping, property maintenance, energy management, laundry, valet services, telephone systems and guest services. Other services provided include accounting and cash management, risk management, credit and collection, tax compliance, legal, computer and point of sale systems support and internal audit. The food and beverage division establishes quality levels and monitors performance, provides culinary training, assists in menu design, pricing, accounting and cost controls.

A centralized reservation system is available to customers throughout the United States and Canada. Doubletree, as part of the Red Lion acquisition, is in the process of upgrading and improving Red Lion's central reservation system, which may be accessed on a toll free basis. The project is expected to be completed in 1997. The improved system will provide, among other features, a real time inventory of all of Red Lion's rooms, which will enhance the ability to manage occupancy yields and room rates. Doubletree also participates in major national and international airline reservations systems which allow travel agents to book reservations at Red Lion Hotels.

The Partnership has no employees. Hotel and administrative personnel are employed by Red Lion and its affiliates. The Partnership is not responsible for the payment of executive compensation to the officers of the General Partner. The Partnership reimburses Red Lion for the cost of providing such services at the Hotel level and reimburses the General Partner for Partnership administrative costs. For further discussion of reimbursements to the General Partner and executive compensation, see Items 11 and 13 of this report.

The table below presents comparative information on certain characteristics of the Hotels:

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                                1996      1995       1994
                                                                ----      ----       ----
Average number of rooms per Hotel/(1)/                           306       306        306

Occupancy percentage/(2)/                                       73.1%     73.5%      72.8%

Average room rate/(3)/                                       $ 80.21   $ 74.79    $ 70.22

Average gross revenue per room /(2)/                         $36,195   $34,551    $32,813

Average gross operating profit per room/(2)/                 $13,358   $12,779    $11,618

Average food and beverage revenues per room /(2)/            $10,929   $11,095    $11,021

Average food and beverage operating profit per room/(2)/     $ 2,244   $ 2,411    $ 2,302

/(1)/ At December 31st.
/(2)/ Calculated on a per available room per year basis.
/(3)/ Based on rooms occupied.

ITEM 2    PROPERTIES
--------------------

Each of the Hotels offers full-service accommodations, with meeting space and at least two food outlets. The following table presents certain information concerning the Hotels:

                                                                      NUMBER OF
PROPERTY                                    LOCATION                 GUEST ROOMS
--------                                    --------                 ------------
 Red Lion Hotel/Sacramento                   Sacramento, CA               448

 Red Lion Hotel/Colorado Springs             Colorado Springs, CO         299

 Red Lion Hotel/Riverside                    Boise, ID                    304

 Red Lion Hotel/Omaha/(1)/                   Omaha, NE                    413

 Red Lion Inn/Springfield/(1)/               Springfield, OR              234

 Red Lion Hotel/ Lloyd Center                Portland, OR                 476

 Red Lion Hotel/ Downtown                    Portland, OR                 235

 Red Lion Inn/ Bellevue Center               Bellevue, WA                 208

 Red Lion Inn/ Spokane Valley                Spokane, WA                  237

 Red Lion Inn/ Yakima Valley                 Yakima, WA                   208
                                                                        -----

                                                                        3,062
                                                                        =====

/(1)/Property subject to full or partial ground lease.

ITEM 3    LEGAL PROCEEDINGS
---------------------------

The Partnership is subject to litigation arising in the ordinary course of business. In the opinion of the General Partner, these actions will not have a material adverse effect, if any, on the financial position or results of operations or liquidity of the Partnership or its subsidiary.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

There were no matters submitted to a vote of Unitholders during the year ended December 31, 1996.

                                    PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-----------------------------------------------------------------------
MATTERS
-------

Red Lion Inns Limited Partnership Units are listed on the American Stock Exchange under the symbol RED. Per Unit market prices were:

                                                      QUARTER ENDED
                             ----------------------------------------------------------------
                             MARCH 31,      JUNE 30,       SEPTEMBER 30,        DECEMBER 31,
                             ---------      ---------      -------------       --------------
1996
----
High                          $24 1/4        $26            $25 3/4             $26 5/8
Low                            22 1/4         22 5/8         23 1/8              21 1/2

1995
----
High                           23 5/8         22 1/2         24 3/8              24 1/4
Low                            20 7/8         20 1/2         21 7/8              22 1/2


Cash distributions to Unitholders were:

                                                                          PER UNIT
                        RECORD DATE         PAYMENT DATE             CASH DISTRIBUTION
                        -----------         ------------             -----------------
1996
-------
First quarter            April 30, 1996      May 15, 1996             $ .55
Second quarter           July 31, 1996       August 15, 1996            .55
Third quarter            October 31, 1996    November 15, 1996          .55
Fourth quarter           January 31, 1997    February 14, 1997          .55
                                                                      -----
                                                                      $2.20
                                                                      =====

1995
-------
First quarter            April 30, 1995      May 15, 1995             $ .55
Second quarter           July 31, 1995       August 15, 1995            .55
Third quarter            October 31, 1995    November 15, 1995          .55
Fourth quarter           January 31, 1996    February 15, 1996          .55
                                                                      -----
                                                                      $2.20
                                                                      =====

At December 31, 1996, the Partnership had 841 Unitholders of record.

Beginning January 1, 1998, federal tax law mandates that the Partnership become subject to corporate taxes on its income. The payment of income taxes by the Partnership will directly reduce cash available for partner distribution. Distributions to partners after December 31, 1997 will be considered taxable dividends.

ITEM 6    SELECTED FINANCIAL DATA
---------------------------------
(in thousands, except operating statistics and per Unit amounts)


                                                              YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------
                                             1996        1995        1994        1993        1992
                                           ---------   ---------   ---------   ---------   ---------
FINANCIAL DATA:
 Partnership revenues (a)                  $ 40,903    $ 39,142    $ 35,620    $ 32,510    $ 31,659

 Income before cumulative effect
  of change in accounting principle           4,037       4,517       2,929       3,206       3,038
 Per limited partner Unit                      0.96        1.07        0.69        0.76        0.72

 Cumulative effect of change in
  accounting principle                           --          --          --      (1,351)         --
 Per limited partner Unit                        --          --          --       (0.32)         --

 Net income                                   4,037       4,517       2,929       1,855       3,038
 Per limited partner Unit                      0.96        1.07        0.69        0.44        0.72

 Cash Flow available for distribution
  and incentive management fees              15,434      16,122      13,752      10,456      10,211
 Per limited partner Unit                      3.65        3.81        3.25        2.47        2.41

 Cash distribution per limited partner         2.20        2.20        2.20        2.20        2.20
  Unit

HOTEL OPERATING DATA:
 Gross revenues of the Hotels              $110,827    $105,829    $100,603    $ 96,237    $ 95,745
 Hotel gross operating profit as a
  percentage of gross revenues                   37%         37%         35%         34%         33%
 Number of rooms at end of period             3,062       3,063       3,063       3,069       3,071
 Occupancy percentage (b)                      73.1%       73.5%       72.8%       73.3%       72.7%
 Average room rate (c)                     $  80.21    $  74.79    $  70.22    $  66.67    $  64.56

                                                                   DECEMBER 31,
                                            --------------------------------------------------------
                                              1996       1995        1994        1993        1992
                                            --------   ---------   ---------   ---------   ---------
BALANCE SHEET DATA:
 Total assets                               $166,476     $166,267    $165,205   $168,043    $171,873
 Long-term obligations                       127,438      118,939     124,831    125,374     125,514
 Partners' capital                            12,957       18,234      23,031     29,416      36,875

(a)  Partnership revenues represent the gross operating profit of the Hotels.
(b)  Calculated on a per available room per year basis.
(c)  Based on rooms occupied.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

BEGINNING JANUARY 1, 1998, FEDERAL TAX LAW MANDATES THAT THE PARTNERSHIP BECOME SUBJECT TO CORPORATE TAXES ON ITS INCOME. THE PARTNERSHIP IS NOT CURRENTLY A TAXABLE ENTITY. THE PAYMENT OF INCOME TAXES BY THE PARTNERSHIP WILL NOT REDUCE CASH AVAILABLE FOR PAYMENT OF ANY FEES, INCLUDING THE INCENTIVE MANAGEMENT FEE, DUE TO RED LION UNDER THE MANAGEMENT AGREEMENT. THE PAYMENT OF INCOME TAXES BY THE PARTNERSHIP WILL DIRECTLY REDUCE CASH AVAILABLE FOR PARTNER DISTRIBUTION. DISTRIBUTIONS TO PARTNERS AFTER DECEMBER 31, 1997 WILL BE CONSIDERED TAXABLE DIVIDENDS. THE GENERAL PARTNER IS CURRENTLY ASSESSING ALTERNATIVES RELATING TO THIS CHANGE IN TAX STATUS, BUT NO ASSURANCE CAN BE PROVIDED THAT ANY ACTION WILL BE TAKEN TO LESSEN THE IMPACT OF SUCH TAXES.

RESULTS OF OPERATIONS

The revenues of the Partnership represent the gross operating profit of the Hotels. The gross operating revenues and expenses of the Hotels are excluded from the financial statements of the Partnership, because Red Lion, and not the Partnership, has operating responsibility for the Hotels. The schedule displayed in Note 8 to the consolidated financial statements sets forth the Hotels' gross operating revenues and expenses. A summary of occupancy and room rates for the Hotels follows:

                                  YEAR ENDED DECEMBER 31,
                        ---------------------------------------
                            1996           1995          1994
                            ----           ----          ----
 Occupancy percentage       73.1%         73.5%         72.8%

 Average room rate        $80.21        $74.79        $70.22

Comparison of Years Ended December 31, 1996 and 1995

Gross Revenues of the Hotels.  For the year ended December 31, 1996, gross
----------------------------
revenues rose to $110.8 million from $105.8 million in the year ended December 31, 1995, an increase of approximately $5 million or 5%. The rise in gross revenues is primarily a result of increased room and other revenues.

During the year ended December 31, 1996, room revenues rose to $65.7 million from $61.5 million in the year ended December 31, 1995, an increase of 7%. The increase in room revenues is due principally to higher average room rates. The average occupancy rate was slightly lower for the current year due in part to the effects of renovation work at various Hotels.

During the year ended December 31, 1996, other revenues rose to $11.6 million from $10.4 million in the year ended December 31, 1995, an increase of 12%. The increase in other revenues is due principally to increased banquet room rentals and ancillary banquet services.

Gross Operating Costs and Expenses of the Hotels. Gross operating costs and
------------------------------------------------
expenses of the Hotels for the year ended December 31, 1996 rose to $69.9 million from $66.7 million in the year ended December 31, 1995, an increase of $3.2 million or 5%. Gross operating costs and expenses as a percentage of gross revenues of the Hotels remained constant at 63% for the years ended December 31, 1996 and 1995.

Partnership Revenues. During the year ended December 31, 1996, revenues (which
--------------------
represent the gross operating profits of the Hotels) increased to $40.9 million from $39.1 million in the year ended December 31, 1995, an increase of 5%. Partnership revenues as a percentage of Hotel revenues were 37% for both the years ended December 31, 1996 and 1995. The effect of the changes in gross revenues and expenses of the Hotels that affect the amounts credited from Red Lion are discussed above.

Partnership Operating Costs and Expenses.  Operating costs and expenses for the
----------------------------------------
year ended December 31, 1996 increased by 6% from the year ended December 31, 1995. The increase is primarily due to higher base and incentive management fees as a result of increased Partnership revenues and higher property taxes and insurance costs.

Incentive Management Fee.  Pursuant to the terms of the Management Agreement,
------------------------
Red Lion earns an incentive management fee equal to the sum of 15% of annual adjusted gross operating profit up to $36 million and 25% of annual adjusted gross operating profit in excess of $36 million. Adjusted gross operating profit is gross operating profit (Partnership revenues) less base management fee (3% of gross revenues of the Hotels). The incentive management fee is only payable to the extent that cash flow available for distribution and incentive management fee ("Cash Flow"), on an annual basis, as defined in the Management Agreement, exceeds $2.20 per Unit ("Priority Return"). Cash Flow is defined as pre-tax income (or loss) before noncash charges (primarily depreciation and amortization) and the incentive management fee, but after the reserve for capital improvements and principal payments on certain debt.

During the year ended December 31, 1996, the Partnership recognized $5.8 million (15.4% of adjusted gross operating profit) of incentive management fee to be paid to Red Lion. During the year ended December 31, 1995, the incentive management fee was $5.4 million, representing 15% of adjusted gross operating profit.

Partnership Operating Income.  Operating income rose slightly to $16.5 million
----------------------------
for the year ended December 31, 1996 from $16.1 million in the year ended December 31, 1995, an increase of 2%. As a percentage of revenues, operating income is relatively constant at 40% and 41% for the years ended December 31, 1996 and 1995, respectively.

Interest Expense.  Interest expense increased approximately $740,000 to $12
----------------
million for the year ended December 31, 1996 as compared to $11.3 million for the year ended December 31, 1995. The increase is primarily due to a higher average outstanding principal balance and interest rate swap agreement adjustments.

Income Tax Expense.  During the years ended December 31, 1996 and 1995, the
------------------
Partnership provided for deferred income tax of approximately $380,000 and $270,000, respectively. The Partnership is not currently a taxable entity. Beginning January 1, 1998, federal tax law mandates that the Partnership become subject to corporate taxes on its income. Deferred income tax arises primarily from differences in depreciation for financial accounting and tax purposes which are expected to exist at January 1, 1998.

Net Income.  During the year ended December 31, 1996, net income was $4 million
----------
($0.96 per limited partner Unit) compared to $4.5 million ($1.07 per limited partner Unit) for the year ended December 31, 1995. The decrease in net income is due primarily to increased interest expense which was partially offset by improved operating income.

Cash Flow Available for Distribution and Incentive Management Fee.  Cash Flow
-----------------------------------------------------------------
decreased for the year ended December 31, 1996 to $15.4 million ($3.65 per limited partner Unit) from the year ended December 31, 1995 of $16.1 million ($3.81 per limited partner Unit). The decrease in Cash Flow is due to the factors impacting net income, discussed above, and higher principal repayments of certain debt.

Cash flow available for payment of incentive management fees for the year ended December 31, 1996 was $6.1 million, which exceeded the current incentive management fee of $5.8 million, by approximately $330,000. Under the Management Agreement, on an annual basis, 25% of any cash flow available for payment of incentive management fees in excess of the current year's recognized incentive management fee will be paid to Red Lion to pay down the non-interest bearing deferred incentive management fees currently outstanding. In accordance with the terms of the Management Agreement, approximately $80,000 of the excess cash flow available for payment of incentive management fees will be used to pay down the outstanding deferred incentive management fees balance of approximately $700,000. The additional excess cash flow of approximately $250,000 will be applied against the balance of interest-bearing payables to Red Lion. (See Notes 6 and 8 to the consolidated financial statements).

Once the Partnership becomes subject to corporate taxes beginning January 1, 1998, the payment of income taxes by the Partnership will directly reduce cash available for partner distribution. Distributions to partners after December 31, 1997 will be considered taxable dividends. The payment of income taxes by the Partnership will not reduce cash available for payment of any fees, including the incentive management fee, due to Red Lion under the Management Agreement.

Comparison of Years Ended December 31, 1995 and 1994

Gross Revenues of the Hotels.  For the year ended December 31, 1995, gross
----------------------------
revenues rose to $105.8 million from $100.6 million in the year ended December 31, 1994, an increase of approximately $5.2 million or 5%. The rise in gross revenues is primarily a result of increased room revenues.

During the year ended December 31, 1995, room revenues rose to $61.5 million from $57.2 million in the year ended December 31, 1994, an increase of 8%. The increase in room revenues is due principally to higher average room rates and an improvement in occupancy.

During the year ended December 31, 1995, other revenues rose to $10.4 million from $9.6 million in the year ended December 31, 1994, an increase of 8%. The increase in other revenues is due principally to increased banquet room and equipment rentals.

Gross Operating Costs and Expenses of the Hotels. Gross operating costs and
------------------------------------------------
expenses of the Hotels for the year ended December 31, 1995 rose to $66.7 million from $65 million in the year ended December 31, 1994, an increase of $1.7 million or 3%. The increase is largely due to higher rooms expense and administrative and general costs. Based on management of costs, gross operating costs and expenses as a percentage of gross revenues of the Hotels decreased to 63% for the year ended December 31, 1995 from 65% in the year ended December 31, 1994.

Partnership Revenues. During the year ended December 31, 1995, revenues (which
--------------------
represent the gross operating profits of the Hotels) increased to $39.1 million from $35.6 million in the year ended December 31, 1994, an increase of 10%. Partnership revenues as a percentage of Hotel revenues increased to 37% for the year ended December 31, 1995 from 35% in the year ended December 31, 1994. The increase is due to improved Hotel gross revenues and management of operating costs. The effect of the changes in gross revenues and expenses of the Hotels are discussed above.

Partnership Operating Costs and Expenses.  Operating costs and expenses for the
----------------------------------------
year ended December 31, 1995 increased by 4% from the year ended December 31, 1994. The increase is primarily due to higher base and incentive management fees as a result of increased Partnership revenues and higher property taxes, which was offset by lower depreciation and amortization as a result of assets becoming fully depreciated in early 1995.

Incentive Management Fee.   During the year ended December 31, 1995, the
------------------------
Partnership recognized $5.4 million (15% of adjusted gross operating profit) of incentive management fee to be paid to Red Lion. During the year ended December 31, 1994, the incentive management fee was $4.4 million representing 13.6% of adjusted gross operating profit, because Cash Flow was insufficient to pay the full 15% during 1994.

Partnership Operating Income.   Operating income rose to $16.1 million for the
----------------------------
year ended December 31, 1996 from $13.5 million in the year ended December 31, 1994, an increase of 19%. As a percentage of revenues, operating income increased to 41% for the year ended December 31, 1995 from 38% for the year ended December 31, 1994. The increase is predominantly due to the increased Partnership revenues discussed above.

Interest Expense.  Interest expense increased approximately $800,000 to $11.3
----------------
million for the year ended December 31, 1995 as compared to $10.5 million for the year ended December 31, 1994. The increase is primarily due to higher interest rates and amortization of deferred loan costs.

Income Tax Expense.  During the years ended December 31, 1995 and 1994, the
------------------
Partnership provided for deferred income taxes of approximately $270,000 and $50,000, respectively. The Partnership is not currently a taxable entity. Beginning January 1, 1998, federal tax law mandates that the Partnership become subject to corporate taxes on its income. Deferred income tax arises primarily from differences in depreciation for financial accounting and tax purposes which are expected to exist at January 1, 1998.

Net Income.  During the year ended December 31, 1995, net income was $4.5
----------
million ($1.07 per limited partner Unit) compared to $2.9 million ($0.69 per limited partner Unit) for the year ended December 31, 1994. The increase in net income is due primarily to increased Partnership revenues and lower depreciation and amortization expense.

Cash Flow Available for Distribution and Incentive Management Fees.  Cash Flow
------------------------------------------------------------------
increased for the year ended December 31, 1995 to $16.1 million ($3.81 per limited partner Unit) from the year ended December 31, 1994 of $13.8 million ($3.25 per limited partner Unit). The increase in Cash Flow is due to the factors impacting net income, discussed above.

Cash flow available for payment of incentive management fees for the year ended December 31, 1995 was $6.8 million, which exceeded the current incentive management fee of $5.4 million by approximately $1.4 million. Under the Management Agreement, on an annual basis, 25% of any cash flow available for payment of incentive management fees in excess of the current year's recognized incentive management fee will be paid to Red Lion to pay down the non-interest bearing deferred incentive management fees currently outstanding. In accordance with the terms of the Management Agreement, approximately $350,000 of the excess cash flow available for payment of incentive management fees was used to pay down the outstanding deferred incentive management fees balance. The additional $1.1 million of excess cash flow was applied against the balance of interest-bearing payables due to Red Lion. (See Notes 6 and 8 to the consolidated financial statements).

Once the Partnership becomes subject to corporate taxes beginning January 1, 1998, the payment of income taxes by the Partnership will directly reduce cash available for partner distribution. Distributions to partners after December 31, 1997 will be considered taxable dividends. The payment of income taxes by the Partnership will not reduce cash available for payment of any fees, including the incentive management fee, due to Red Lion under the Management Agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash is hotel operations. During the three years ended December 31, 1996, the Hotels generated sufficient cash from operations to cover operating needs. It is expected that, for 1997, cash provided by operations and borrowings, if any, from available credit facilities, discussed below, or from Red Lion will be sufficient to meet anticipated cash requirements.

During 1996, the Partnership entered into a three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The proceeds of the term loan were used to repay all amounts owed under the prior mortgage note and revolving credit facility, a portion of the payable to affiliate related to deferred incentive management fees (see Note 8 to the consolidated financial statements) and loan fees. Borrowings under the facility bear interest at the London Interbank Offering Rate ("LIBOR") plus 2.25% and are secured by all of the assets of the Hotels. Principal payments on the three-year term loan amount to $1.5 million, $2.4 million and $3.2 million for 1996, 1997 and 1998, respectively, with a lump-sum payment of $112.9 million due at the end of the term (March 31, 1999).

Borrowings under the current and prior revolving credit lines averaged $4.8 million during the year ended December 31, 1996. At December 31, 1996, the interest rate was 8.8% and the balance outstanding was $4.5 million on the revolving credit line. (See Note 5 to the consolidated financial statements ).

During the year ended December 31, 1996, the Partnership made capital improvements amounting to approximately $8.9 million. Major improvements included guest room renovations and common area refurbishments at four hotels. These capital expenditures were funded from the current year's reserve of approximately $3.3 million and the balance was funded by advances from Red Lion. Pursuant to provisions of the Management Agreement, 3% of gross revenues is required to be set aside annually for capital improvements.

INCOME TAXES.  BEGINNING JANUARY 1, 1998, FEDERAL TAX LAW MANDATES THAT THE
------------
PARTNERSHIP BECOME SUBJECT TO CORPORATE TAXES ON ITS INCOME. THE PARTNERSHIP IS NOT CURRENTLY A TAXABLE ENTITY. THE PAYMENT OF INCOME TAXES BY THE PARTNERSHIP WILL NOT REDUCE CASH AVAILABLE FOR PAYMENT OF ANY FEES, INCLUDING THE INCENTIVE MANAGEMENT FEE, DUE TO RED LION UNDER THE MANAGEMENT AGREEMENT. THE PAYMENT OF INCOME TAXES BY THE PARTNERSHIP WILL DIRECTLY REDUCE CASH AVAILABLE FOR PARTNER DISTRIBUTION. DISTRIBUTIONS TO PARTNERS AFTER DECEMBER 31, 1997 WILL BE CONSIDERED TAXABLE DIVIDENDS.

Seasonality.  Operations of the Hotels are affected by seasonality.  Revenues
-----------
are typically higher in summer periods than in winter periods.

Inflation.   The effects of inflation, as measured by fluctuations in the
---------
Consumer Price Index, have not had a material impact on the Partnership's revenues or net income during the last three years.

                                **************

The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Partnership may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: national or local economic conditions affecting the supply and demand for hotel space, competition in hotel operations, including additional or improved services or facilities of competitors, price pressures, continuing availability of capital to fund growth and improvements and the impact of legislation (i.e. certain provisions of the Omnibus Budget Reconciliation Act of 1987). The forward-looking statements should be considered in light of these factors.

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Red Lion Inns Limited Partnership and its Subsidiary Limited Partnership:

We have audited the accompanying consolidated balance sheet of Red Lion Inns Limited Partnership (a Delaware limited partnership) and its subsidiary limited partnership (the "Partnership") as of December 31, 1996 and the related consolidated statements of income, partners' capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Inns Limited Partnership (a Delaware limited partnership) and its subsidiary limited partnership as of December 31, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP
-------------------------
Orange County, California
February 26, 1997

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



/s/Deloitte & Touche LLP
------------------------
Portland, Oregon
February 24, 1996
(March 14, 1996 as to Note 5)

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Red Lion Inns Limited Partnership and its Subsidiary Limited Partnership:

We have audited the accompanying consolidated statements of income, partners' capital and cash flows of Red Lion Inns Limited Partnership (a Delaware limited partnership) and its subsidiary limited partnership for the year ended December 31, 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements of Red Lion Inns Limited Partnership and its subsidiary limited partnership referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.



/s/Arthur Andersen LLP
----------------------
Portland, Oregon
February 7, 1995

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except unit amounts)

                                                    DECEMBER 31,
                                            -------------------------
                                              1996             1995
                                              ----             -----
ASSETS
------
Cash                                         $    763       $    229

Property and Equipment:
  Land                                         17,705         17,705
  Buildings and improvements                  167,502        164,605
  Furnishings and equipment                    60,694         55,596
  Construction in progress                        184          2,229
                                             --------       --------
                                              246,085        240,135
  Less -- accumulated depreciation            (81,356)       (74,306)
                                             --------       --------
                                              164,729        165,829

Other Assets                                      984            209
                                             --------       --------

                                             $166,476       $166,267
                                             ========       ========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current Liabilities:
  Accounts payable and accrued expenses      $     14       $     19
  Current portion payable to affiliate         20,964         24,231
  Accrued distributions to partners             2,329          2,329
  Interest payable                                 41            334
  Property taxes payable                          358            284
  Current portion long-term debt                2,375          1,897
                                             --------       --------
      Total current liabilities                26,081         29,094

Long-Term Payable to Affiliate,
   net of current portion                       4,345          4,573

Long-Term Debt, net of current portion        121,043        112,693

Deferred Income Taxes                           2,050          1,673
                                             --------       --------
      Total liabilities                       153,519        148,033
                                             --------       --------

Commitments and Contingencies (Note 9)

Partners' Capital:
  Limited Partners, 4,940,000 units issued     25,750         30,887
    Less -- 806,500 treasury units, at cost   (11,202)       (11,202)
                                             --------       --------

  Limited Partners, net                        14,548         19,685
  General Partner                              (1,591)        (1,451)
                                             --------       --------
       Total partners' capital                 12,957         18,234
                                             --------       --------

                                             $166,476       $166,267
                                             ========       ========

                See Notes to Consolidated Financial Statements.

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                       CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except unit amounts)


                                           YEAR ENDED DECEMBER 31,
                                     ------------------------------------
                                        1996         1995         1994
                                        ----         ----         ----
Revenues                             $   40,903   $   39,142   $   35,620

Operating Costs and Expenses:
  Property taxes                          3,096        2,770        2,573
  Base management fee                     3,325        3,175        3,018
  Incentive management fee                5,794        5,395        4,438
  Depreciation and amortization          10,046        9,955       10,611
  Other                                   2,182        1,748        1,491
                                     ----------   ----------   ----------

Operating Income                         16,460       16,099       13,489

Interest Expense                         12,046       11,310       10,510
                                     ----------   ----------   ----------

Income Before Income Taxes                4,414        4,789        2,979

Income Tax Expense                          377          272           50
                                     ----------   ----------   ----------
Net Income                           $    4,037   $    4,517   $    2,929
                                     ==========   ==========   ==========

Allocation of Net Income:
  General Partner                    $       80   $       90   $       58
                                     ==========   ==========   ==========

  Limited Partners                   $    3,957   $    4,427   $    2,871
                                     ==========   ==========   ==========

Net Income Per Limited Partner
  Unit                               $     0.96   $     1.07   $     0.69
                                     ==========   ==========   ==========

Average Limited Partner Units
  Outstanding                         4,133,500    4,133,500    4,133,500
                                     ==========   ==========   ==========


                See Notes to Consolidated Financial Statements.

     RED LION  INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                      (in thousands, except unit amounts)

                                                     LIMITED PARTNERS
                                   ------------------------------------------------
                                        ISSUED UNITS               TREASURY UNITS
                                   -----------------------      -------------------    GENERAL
                                     UNITS         AMOUNT         UNITS     AMOUNT     PARTNER      TOTAL
                                   ---------     ---------      --------   --------    --------     ------
Balance at December 31, 1993       4,940,000      $41,777       (806,500)  $(11,202)   $(1,159)     $29,416

Distributions to partners                 --       (9,094)            --         --       (220)      (9,314)

Net income                                --        2,871             --         --         58        2,929
                                   ---------      -------       --------   --------    -------      -------
Balance at December 31, 1994       4,940,000       35,554       (806,500)   (11,202)    (1,321)      23,031

Distributions to partners                 --       (9,094)            --         --       (220)      (9,314)

Net income                                --        4,427             --         --         90        4,517
                                   ---------      -------       --------   --------    -------      -------

Balance at December 31, 1995       4,940,000       30,887       (806,500)   (11,202)    (1,451)      18,234

Distributions to partners                 --       (9,094)            --         --       (220)      (9,314)

Net income                                --        3,957             --         --         80        4,037
                                   ---------      -------       --------   --------    -------      -------
Balance at December 31, 1996       4,940,000      $25,750       (806,500)  $(11,202)   $(1,591)     $12,957
                                   =========      =======       ========   ========    =======      =======

                See Notes to Consolidated Financial Statements.

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                            YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                        1996          1995          1994
                                                                     ----------   ------------   ----------
Cash Flows from Operating Activities:
 Net income                                                          $   4,037       $  4,517      $ 2,929
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                       10,046          9,955       10,611
    Amortization of deferred loan costs                                    536            658          114
    Deferred income taxes                                                  377            272           50
    Decrease in payables and accrued expenses                             (224)          (411)          (6)
                                                                     ---------       --------      -------

    Net cash provided by operating activities                           14,772         14,991       13,698
                                                                     ---------       --------      -------
Cash Flows from Investing Activities:
  Purchases of property and equipment, net                              (8,946)       (10,307)      (8,100)
  Cash reserved for capital improvements                                (3,325)        (3,175)      (3,018)
  Cash withdrawn from reserve for capital improvements                   3,325          3,175        3,018
                                                                     ---------       --------      -------

     Net cash used in investing activities                              (8,946)       (10,307)      (8,100)
                                                                     ---------       --------      -------
Cash Flows from Financing Activities:
  Distribution of cash to partners                                      (9,314)        (9,314)      (9,314)
  Advances from (payments to) affiliate, net                            (3,495)         6,614        3,967
  Proceeds from term loan                                              120,000             --           --
  Payments on term loan                                                 (1,500)            --           --
  Payments on mortgage note                                           (100,969)        (1,500)      (1,372)
  Net (repayments) borrowings under revolving credit facility           (8,802)           566          908
  Additions to deferred loan costs                                      (1,311)          (835)          --
  Net increase in other long-term obligations                               99             14           --
                                                                     ---------       --------      -------

     Net cash used in financing activities                              (5,292)        (4,455)      (5,811)
                                                                     ---------       --------      -------

Increase (Decrease) in Cash                                                534            229         (213)
Cash at Beginning of Year                                                  229             --          213
                                                                     ---------       --------      -------

Cash at End of Year                                                  $     763       $    229          --
                                                                     =========       ========      =======
Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                           $  11,803       $ 11,118      $10,389
                                                                     =========       ========      =======


                See Notes to Consolidated Financial Statements.

     RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Red Lion Inns Limited Partnership, a Delaware limited partnership and its subsidiary limited partnership, Red Lion Inns Operating L.P., a Delaware limited partnership (the "Partnership" and the "Operating Partnership", respectively; collectively, the "Partnership"). The Partnership was organized for the purpose of acquiring and owning, through the Operating Partnership, ten Red Lion hotels (the "Hotels" or individually, a "Hotel"). On April 14, 1987 (the date of the Partnership's inception), the Operating Partnership acquired the Hotels from Red Lion, a California Limited Partnership ("Historical Red Lion"), which continued to manage the Hotels under a long-term management agreement (the "Management Agreement"). All significant intercompany transactions and accounts have been eliminated.

Red Lion Hotels, Inc. ("Red Lion") was incorporated in Delaware in March 1994 and commenced operations in March 1995. On August 1, 1995, Historical Red Lion contributed substantially all of its assets (excluding 17 hotels and certain related obligations, certain minority joint venture interests and certain current assets) and certain liabilities to Red Lion. In connection with this transaction, Historical Red Lion assigned the Management Agreement to Red Lion. The Management Agreement expires in 2012 and can be extended for an additional ten five-year periods. The general partner of the Partnership is Red Lion Properties, Inc. (the "General Partner"), a wholly owned subsidiary of Red Lion.

On November 8, 1996, Red Lion became a wholly owned subsidiary of Doubletree Corporation ("Doubletree") pursuant to a merger transaction in which all outstanding shares of Red Lion common stock were converted into cash and shares of Doubletree common stock. Red Lion, as a wholly owned subsidiary of Doubletree, continues to operate and manage the Hotels under the Management Agreement. Doubletree files reports and other information with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934.

The preparation of financial statements in accordance with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. While the General Partner endeavors to make accurate estimates, actual results could differ from estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Operating Revenues and Expenses and Current Assets and Current Liabilities

Revenues reported in the accompanying statements of income represent the gross operating profit of the Hotels. Operating revenues and expenses and the current assets and current liabilities of the Hotels are excluded from the accompanying consolidated financial statements of the Partnership because Red Lion, and not the Partnership, has operating responsibility for the Hotels.

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

Depreciation is computed on a straight-line basis using the following estimated useful lives:

     Buildings and improvements............................. 5 to 35 years
     Furnishings and equipment.............................. 3 to 15 years

The Partnership adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Partnership's financial position, results of operations or liquidity.

Deferred Loan Costs

Deferred loan costs, included in other assets, consist of financing fees paid in connection with obtaining the Partnership's credit facility and are amortized over the three-year term of the credit facility.

Income Taxes

No current provision for federal or state income taxes has been provided by the Partnership in the accompanying consolidated financial statements. The Partnership is not currently a taxable entity and any income taxes are the responsibility of the partners. Beginning January 1, 1998, federal tax law mandates that the Partnership become subject to corporate taxes on its income. Therefore, deferred income taxes have been provided for the projected differences between the financial accounting and tax bases of property and equipment at January 1, 1998 (see Note 3).

Cash Distributions

The Partnership declares each quarterly distribution in the month following the end of the quarter to which it applies. Fourth quarter distributions are accrued in the accompanying consolidated balance sheets for both of the years presented.

2.   ORGANIZATION

The Partnership was formed on January 16, 1987, under the Delaware Revised Uniform Limited Partnership Act and will continue until December 31, 2062, unless sooner terminated under the provisions of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to acquire, own and operate the Hotels through its interest in the Operating Partnership.

Red Lion Properties, Inc., the General Partner of the Partnership, is a wholly-owned subsidiary of Red Lion. On April 14, 1987, the Partnership completed an initial public offering of units representing limited partnership interests ("Unit" or "Units") totaling $98.8 million. These proceeds, accompanied by a $105.9 million mortgage loan, were used to acquire, through the Operating Partnership, the Hotels from Historical Red Lion for approximately $195 million. After completion of this acquisition, the Partnership's limited partners have an effective 98.01% ownership interest in the Hotels with the General Partner retaining the remaining 1.99% ownership interest.

On November 8, 1996, Red Lion became a wholly owned subsidiary of Doubletree pursuant to a merger transaction in which a wholly owned subsidiary of Doubletree was merged with and into Red Lion and all outstanding shares of Red Lion stock were converted into cash and shares of Doubletree stock.

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

3.   INCOME TAXES

DURING 1987, CONGRESS PASSED THE OMNIBUS BUDGET RECONCILIATION ACT WHICH MANDATES THAT THE PARTNERSHIP BECOME SUBJECT TO CORPORATE TAXES ON ITS INCOME BEGINNING JANUARY 1, 1998. THE PARTNERSHIP IS NOT CURRENTLY A TAXABLE ENTITY. THE PAYMENT OF INCOME TAXES BY THE PARTNERSHIP WILL NOT REDUCE CASH AVAILABLE FOR PAYMENT OF ANY FEES, INCLUDING THE INCENTIVE MANAGEMENT FEE, DUE TO RED LION UNDER THE MANAGEMENT AGREEMENT (SEE NOTE 8). THE PAYMENT OF INCOME TAXES BY THE PARTNERSHIP WILL DIRECTLY REDUCE CASH AVAILABLE FOR PARTNER DISTRIBUTION. DISTRIBUTIONS TO PARTNERS AFTER DECEMBER 31, 1997 WILL BE CONSIDERED TAXABLE DIVIDENDS. THE GENERAL PARTNER IS CURRENTLY ASSESSING ALTERNATIVES RELATING TO THIS CHANGE IN TAX STATUS, BUT NO ASSURANCE CAN BE PROVIDED THAT ANY ACTION WILL BE TAKEN TO LESSEN THE IMPACT OF SUCH TAXES.

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred income taxes have been provided for the book and tax depreciation differences on property and equipment which are expected to reverse subsequent to 1997 as follows (in thousands):

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------
                                        1996     1995    1994
                                       ------   ------   -----

                Deferred Federal        $ 320    $ 231   $  45
                Deferred State             57       41       5
                                        -----    -----   -----

                      Tax expense       $ 377    $ 272   $  50
                                        =====    =====   =====

The effective tax rate of 40% utilized in the calculation of the deferred tax provision differs from the federal statutory rate of 34% primarily due to the impact of state taxes, net of federal benefit.

4.   CAPITAL IMPROVEMENTS

A cash reserve for capital improvements has been established in accordance with the provisions of the Management Agreement. Funding of 3% of gross revenues is to be used for renovations, refurbishments and other capital expenditures. During the years ended December 31, 1996, 1995 and 1994, $3.3 million, $3.2 million and $3 million, respectively, were accumulated in this reserve and then withdrawn to fund capital improvements. Capital improvements which include the above amounts totaled $8.9 million, $10.3 million and $8.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Those capital improvements in excess of the 3% reserve were funded primarily by Red Lion (see
Note 8).

5.   LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                DECEMBER 31,
                                                                          ------------------------
                                                                             1996           1995
                                                                          ---------       --------
Term loan, payable in varying installments through March 31, 1999          $118,500       $     --
Revolving credit facility, due March 31, 1999                                 4,500             --
Mortgage note, repaid in April 1996                                              --        100,969
Revolving credit facility, repaid in April 1996                                  --         13,302
Other long-term obligations                                                     418            319
                                                                           --------       --------

Total long-term debt                                                        123,418        114,590
Less current portion                                                         (2,375)        (1,897)
                                                                           --------       --------

                                                                           $121,043       $112,693
                                                                           ========       ========

During 1996, the Partnership entered into a three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The proceeds of the term loan were used to repay all amounts owed under the prior mortgage note and revolving credit facility, a portion of the payable to affiliate related to deferred incentive management fees (see Note 8) and loan fees. Borrowings under the facility bear interest at the London Interbank Offering Rate ("LIBOR") plus 2.25% (8.8% at December 31,
1996) and are secured by all of the assets of the Hotels. At December 31, 1996, remaining principal payments due on the three-year term loan total $2.4 million and $3.2 million for 1997 and 1998, respectively, with a lump-sum payment of $112.9 million due at the end of the term (March 31, 1999).

Interest Rate Swap Agreements

The Partnership enters into interest rate swap agreements in order to reduce its exposure to interest rate fluctuations. The agreements have effectively converted floating rate debt, which is tied to LIBOR, to fixed rates. Accordingly, the net interest received or paid on the interest rate swap is recorded as an adjustment to interest expense.

At December 31, 1996, the Partnership had four interest rate swap agreements outstanding which have substantially converted $100 million of debt from floating LIBOR based rates to fixed rates ranging from 6.17% to 6.23%. The agreements expire from December 1998 to March 1999. Interest expense incurred by the Partnership relating to interest rate swap agreements for the year ended December 31, 1996, was approximately $470,000 and is included as an adjustment to interest expense.

6.   CASH DISTRIBUTIONS TO PARTNERS

The Partnership declared cash distributions of $9.3 million in the years ended December 31, 1996, 1995 and 1994. On a per Unit basis, cash distributions declared were $2.20 in the years ended December 31, 1996, 1995 and 1994.

In accordance with the Management Agreement, incentive management fees are only payable to the extent that cash flow available for distribution and incentive management fee ("Cash Flow"), on an annual basis, exceeds $2.20 per Unit (the "Priority Return"). Cash Flow is defined as pre-tax income (or loss) before noncash charges (primarily depreciation and amortization) and incentive management fees, but after the reserve for capital improvements and principal payments on certain debt. During the years ended December 31, 1996, 1995 and 1994, the Partnership's Cash Flow covered 100% of the Priority Return and also allowed payment of the current incentive management fee to Red Lion of approximately $5.8 million, $5.4 million and $4.4 million, respectively (see
Note 8).

Beginning January 1, 1998, federal tax law mandates that the Partnership become subject to corporate taxes on its income. The Partnership is not currently a taxable entity. The payment of income taxes by the Partnership will not reduce cash available for payment of any fees, including the incentive management fee, due to Red Lion under the Management Agreement. The payment of income taxes by the Partnership will directly reduce cash available for partner distribution. Distributions to partners after December 31, 1997 will be considered taxable dividends. Although the Partnership has historically distributed the Priority Return to limited partners, there is no assurance this will continue after December 31, 1997. In addition, the Priority Return can be used to repay certain indebtedness owed to Red Lion or to fund capital improvements, also reducing cash flow available for distribution to limited partners.

For the first 36 months of operations, which ended April 30, 1990, the General Partner agreed to make available to the Partnership a $4 million non-interest bearing revolving credit facility which was to be used in the event that Cash Flow was insufficient to distribute the Priority Return to limited partners. During the 36 month period, the General Partner funded approximately $3.7 million from the facility. This amount will be repaid out of either (i) cash flow after payment of the Priority Return and incentive management fees, or (ii) sale or refinancing proceeds prior to any distribution to limited partners.

Incentive management fees that are earned, but not paid, in any year because of the Cash Flow limitation, are deferred without interest up to a maximum of $6 million. In 1988, the Partnership reached the maximum deferred amount of $6 million of such fees in accordance with the Management Agreement. The deferred amount is to be paid out of either (i) 25% of Cash Flow in excess of the Priority Return and the current incentive management fee or (ii) sale or refinancing proceeds prior to any distribution to the limited partners. At December 31, 1996, the deferred incentive management fee outstanding amounted to approximately $700,000.

Following is a calculation of Cash Flow and related cash flow available for payment of incentive management fees (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                             1996        1995          1994
                                           --------   -----------   -----------
Net income                                 $ 4,037       $ 4,517       $ 2,929
Add (deduct):
  Depreciation and amortization             10,046         9,955        10,611
  Incentive management fee                   5,794         5,395         4,438
  Amortization of other assets                 536           658           114
  Cash reserved for capital improvements    (3,325)       (3,175)       (3,018)
  Repayments on term loan                   (2,031)       (1,500)       (1,372)
  Income tax provision                         377           272            50
                                           -------       -------       -------

Cash flow available for distribution and
  incentive management fees                 15,434        16,122        13,752
Distributions to partners                   (9,314)       (9,314)       (9,314)
                                           -------       -------       -------

Cash flow available for payment
  of incentive management fees               6,120         6,808         4,438
Current incentive management fee            (5,794)       (5,395)       (4,438)
                                           -------       -------       -------
  Excess cash flow                         $   326       $ 1,413       $     0
                                           =======       =======       =======

Cash Flow per Unit                         $  3.65       $  3.81       $  3.25
                                           =======       =======       =======

7.   LEASES

Two of the Hotels hold leases on all or a portion of their land. The leases contain rental provisions which are based on increases in the Consumer Price Index. The terms of the leases expire through July 2067. The Partnership leases certain equipment under operating leases. Total land and equipment rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $277,000, $132,000 and $94,000, respectively.

Future minimum rental payments at December 31, 1996, substantially all of which relate to land leases are as follows (in thousands):

              1997                          $   277
              1998                              277
              1999                              277
              2000                              277
              2001                              277
              Thereafter                     17,446
                                            -------
                                            $18,831
                                            =======

8.   RELATED PARTY TRANSACTIONS

The General Partner is responsible for the management and administration of the Partnership. In accordance with the Partnership Agreement, the Partnership reimburses the General Partner for related administrative costs.

Under the Management Agreement, the Partnership pays base and incentive management fees to Red Lion. Base management fees payable are equal to 3% of the annual gross revenues of the Hotels. Incentive management fees payable are equal to the sum of 15% of annual adjusted gross operating profit up to $36 million (operating profit target) and 25% of annual adjusted gross operating profit in excess of the operating profit target. Adjusted gross operating profit is gross operating profit (the revenues reported in the accompanying consolidated financial statements) less base management fees.

Incentive management fees are only payable to the extent that Cash Flow, on an annual basis, as defined in the Management Agreement, exceeds the Priority Return. The incentive management fee that is earned but not paid on an annual basis, because of the Cash Flow limitation, is deferred without interest up to a maximum of $6 million.

The Hotels, in accordance with the Management Agreement, are also charged by Red Lion for their pro rata share of support services such as computer, advertising, public relations, promotional and sales and central reservation services.

All Partnership personnel are employees of Red Lion and its affiliates. All costs for services of such employees are reimbursed to Red Lion by the Operating Partnership. These costs include salaries, wages, payroll taxes and other employee benefits. Additionally, auxiliary enterprises owned by Red Lion or its affiliates sell operating supplies, furnishings and equipment to the Partnership.

The aggregate amounts, excluding personnel related expenses, charged by Red Lion to the Partnership under the arrangements described above are as follows (in thousands):


                                                 YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                             1996         1995         1994
                                           --------   ------------   ---------
Management fees                             $9,119     $ 8,570        $7,456
Support services                             6,957       4,141         3,778
Purchases from auxiliary enterprises         9,915      11,248         9,513
General Partner administrative expenses        545         473           434

Amounts payable to affiliate consists of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1996        1995
                                                            ----        ----
Amounts payable to affiliate                                $ 28,499   $ 30,998
Current assets and current liabilities of Hotels              (3,190)    (2,194)
                                                            --------   --------
Amounts payable to affiliate, net of current assets
  and current liabilities                                     25,309     28,804
Less current payable to affiliate                            (20,964)   (24,231)
                                                           ---------   --------

Long-term payable to affiliate, net of current portion     $   4,345   $  4,573
                                                           =========   ========

Included in the amounts payable to affiliate are $24.1 million and $21.3 million at December 31, 1996 and 1995, respectively, representing amounts payable to Red Lion primarily for advances made by Red Lion for capital improvements which exceeded the 3% reserve established in accordance with the provisions of the Management Agreement. The amounts advanced for capital improvements of $20.1 million and $17.3 million at December 31, 1996 and 1995, respectively, incur interest at the rate of prime plus 0.5% (8.75% and 9.0% at December 31, 1996 and 1995, respectively). At December 31, 1996 and 1995, the non-interest bearing amounts of the advance totaled $4 million.

Long-term payables to affiliate are non-interest bearing amounts comprised of deferred incentive management fees and a General Partner credit facility (see
Note 6). Deferred incentive management fees payable were approximately $700,000 and $6 million at December 31, 1996 and 1995, respectively. Of such amount at December 31, 1996, approximately $620,000 is classified as a long-term payable and $80,000 is classified as a current payable to affiliate as such amount represents 25% of the Partnership's excess cash flow in 1996 and will be paid to Red Lion in 1997 as required by the Management Agreement. The amount drawn against the General Partner credit facility was $3.7 million at December 31, 1996 and 1995 and is classified as a long-term payable.

Amounts payable to affiliate are recorded net of an amount for the current assets and current liabilities of the Hotels of $3.2 million and $2.2 million at December 31, 1996 and 1995, respectively. The current assets and current liabilities of the Hotels consist of cash held in hotel accounts, accounts receivable, inventories, prepaid expenses, hotel accounts payable and certain taxes other than property, income and payroll taxes. Since Red Lion has operating responsibilities associated with the Hotels, these current asset and current liability items are excluded from the accompanying consolidated financial statements.

The following schedules reflect the operating revenues and expenses and current assets and current liabilities of the Hotels not reflected in the accompanying financial statements (in thousands):

              GROSS OPERATING REVENUES AND EXPENSES OF THE HOTELS

                                               YEAR ENDED DECEMBER 31,
                                           ------------------------------
                                             1996       1995       1994
                                           --------   --------   --------
Revenues:
  Rooms                                    $ 65,734   $ 61,496   $ 57,247
  Food and beverage                          33,464     33,983     33,791
  Other                                      11,629     10,350      9,565
                                           --------   --------   --------

    Total revenues                          110,827    105,829    100,603
                                           --------   --------   --------

Operating Costs and Expenses:
  Departmental direct expenses:
      Rooms                                  16,841     15,202     14,290
      Food and beverage                      26,592     26,599     26,742
      Other                                   4,208      3,824      3,680
  Administration and general                  9,092      8,904      8,391
  Sales, promotion and advertising            5,671      5,005      4,637
  Utilities                                   3,416      3,167      3,316
  Repairs and maintenance                     4,104      3,986      3,927
                                           --------   --------   --------

    Total operating costs and expenses       69,924     66,687     64,983
                                           --------   --------   --------

Gross operating profit of Hotels           $ 40,903   $ 39,142   $ 35,620
                                           ========   ========   ========

             CURRENT ASSETS AND CURRENT LIABILITIES OF THE HOTELS

                                                            DECEMBER 31,
                                                           ---------------
                                                            1996     1995
                                                           ------   ------
Current Assets:
  Cash                                                     $  255   $  277
  Accounts receivable                                       3,951    3,352
  Inventories                                               1,201    1,152
  Prepaid expenses                                          1,124    1,079
                                                           ------   ------
                                                            6,531    5,860
                                                           ------   ------

Current Liabilities:
  Accounts payable                                          2,506    2,868
  Taxes payable (other than property,
    income and payroll taxes)                                 835      798
                                                           ------   ------
                                                            3,341    3,666
                                                           ------   ------

Net Hotel current assets and current liabilities           $3,190   $2,194
                                                           ======   ======

9.   COMMITMENTS AND CONTINGENCIES

At December 31, 1996, the Partnership had commitments relating to capital improvement projects of approximately $610,000.

The Partnership is subject to litigation arising in the ordinary course of business. In the opinion of the General Partner, these actions will not have a material adverse effect, if any, on the financial position or results of operations or liquidity of the Partnership or its subsidiary.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Partnership's financial instruments, and the methods and assumptions used to estimate such fair values are as follows (in thousands):

                                                             DECEMBER 31,
                                           ----------------------------------------------
                                                   1996                    1995
                                           ---------------------    --------------------
                                           Carrying    Estimated    Carrying   Estimated
                                            Amount    Fair Value     Amount    Fair Value
                                           --------   -----------   --------   ----------
Long-term payable to affiliate (Note 8)    $  4,345     $  3,571    $  4,573     $  3,714
Long-term debt (Note 5)                     123,418      123,418     114,590      114,590
Interest rate swaps (Note 5)                     --         (586)         --           --

The fair values of the Partnership's financial instruments, except for long-term payable to affiliate and long term debt, approximate their carrying values due to the short-term nature of such financial instruments.

The fair values of long-term payable to affiliate and long-term debt are determined using estimated rates for similar notes, based on anticipated repayment dates.

The fair value of interest rate swaps is the estimated amount that the Partnership would pay to terminate the swap agreements at December 31, 1996, taking into account current interest rates and the current credit worthiness of the swap counterparties.

11.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data are as follows (in thousands, except per Unit amounts, room and occupancy statistics):

1996                                                             QUARTER ENDED
----                                       --------------------------------------------------------
                                           MARCH 31,    JUNE 30,    SEPTEMBER 30,     DECEMBER 31,
                                           ---------    --------    -------------    -------------
Partnership revenues                         $ 7,900     $11,777       $12,088           $ 9,138
Operating income                               3,591       4,285         5,615             2,969
Net income (loss)                                646       1,076         2,424              (109)
Net income (loss) per Unit                      0.15        0.26          0.57             (0.02)

Gross revenues of the Hotels                  24,868      29,405        29,696            26,858

Cash flow available for distribution and
 incentive management fees                     2,225       4,996         5,481             2,732
Cash flow available for distribution and
 incentive management fees per Unit             0.53        1.18          1.29              0.65

Average Units outstanding                      4,134       4,134         4,134             4,134

Occupancy percentage                            65.7%       77.9%         81.9%             67.0%
Average room rate                            $ 76.22     $ 82.71       $ 82.78           $ 78.09

1995                                                                QUARTER ENDED
----                                       --------------------------------------------------------
                                           MARCH 31,    JUNE 30,    SEPTEMBER 30,      DECEMBER 31,
                                           ---------    --------    -------------     -------------
Partnership revenues                         $ 7,730     $11,222        $11,486          $ 8,704
Operating income                               3,006       4,417          5,560            3,116
Net income (loss)                                230       1,555          2,741               (9)
Net income (loss) per Unit                      0.05        0.37           0.65               --

Gross revenues of the Hotels                  23,638      28,430         28,234           25,527

Cash flow available for distribution and
 incentive management fees                     1,921       5,289          5,610            3,302
Cash flow available for distribution and
 incentive management fees per Unit             0.45        1.25           1.33             0.78

Average Units outstanding                      4,134       4,134          4,134            4,134

Occupancy percentage                            66.9%       80.9%          81.7%            64.7%
Average room rate                            $ 72.50     $ 75.87        $ 77.13          $ 72.83

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

Not applicable.

                                   PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The Partnership has no directors or officers. Management functions of the Partnership are performed by the General Partner. The following information is provided regarding the executive officers and directors of the General Partner:



NAME                              AGE            PRESENT POSITION WITH THE GENERAL PARTNER
----                              ---            -----------------------------------------

 Richard M. Kelleher               47             President, Chief Executive Officer and Director
 William L. Perocchi               39             Executive Vice President, Chief Financial Officer and Director
 Anupam Narayan                    43             Vice President, Treasurer and Secretary
 Dale F. Frey/(1)/                 64             Director
 Norman B. Leventhal/(1)/          79             Director

/(1)/ Effective March 10, 1997, Messrs. Frey and Leventhal replaced Mr. Edward Gilhuly and Mr. Michael Michelson as Directors.

Mr. Kelleher has served as President and Director of the General Partner and President of Red Lion Hotels, Inc. since November 1996. Mr. Kelleher has served as President and Chief Executive Officer of Doubletree Hotels Corporation ("DHC") since December 1993; as President and Chief Executive Officer of Doubletree Corporation ("Doubletree") since November 1996 and as a director of Doubletree since July 1995. From April 1993 to December 1993, Mr. Kelleher served as Chief Executive Officer and President of Guest Quarters Hotel Partnership ("GQHP"). From December 1989 to April 1993, Mr. Kelleher was President of Guest Quarters Suite Hotels. In 1983, Mr. Kelleher co-founded Beacon Hotel Corporation, which merged with GQHP in 1986.

Mr. Perocchi was appointed Executive Vice President, Chief Financial Officer of the General Partner in March 1997 and has served as Vice President and Director since November 1996. Mr. Perocchi has served as Executive Vice President, Chief Financial Officer and Treasurer of Doubletree since its formation and DHC since December 1993 and as a Director of Doubletree since November 1996. From August 1992 to December 1993, Mr. Perocchi served as Executive Vice President and Chief Financial Officer of GQHP. From June 1989 to July 1992, Mr. Perocchi served as the Vice President, Finance for AMETEK Aerospace Products, Inc. From June 1979 to June 1989, Mr. Perocchi held various positions with The General Electric Company.

Mr. Narayan has served as Vice President, Treasurer of the General Partner since May 1992 and was appointed to his present position in November 1996. He was appointed Senior Vice President, Treasurer of DHC in December 1996. Mr. Narayan joined Red Lion Hotels, Inc. ("Red Lion") in 1985 and has served as Vice President, Treasurer of Red Lion since May 1992. Prior to 1985 Mr. Narayan held various positions with Promus Companies.

Mr. Frey was elected as a Director of the General Partner effective March 10, 1997. Mr. Frey has served as a Director of Doubletree and Doubletree Partners since December 1993. From July 1992 to December 1993, Mr. Frey served as a director of GQHP. Prior to his retirement in early 1997, Mr. Frey was Chairman of the Board, President and Chief Executive Officer of General Electric Investment Corporation, a position he had held since 1984, and a Vice President of General Electric Company since 1980. Mr. Frey is a member of the Board of Directors of Rhone-Poulenic Rorer; USF&G Corporation; Proxair, Inc.; The Beacon Companies; First American Financial Corporation and The Cancer Research Fund of the Damon Runyon-Walter Winchell Foundation and is a Trustee of Franklin and Marshall College.

Mr. Leventhal was elected a Director of the General Partner effective March 10, 1997. Mr. Leventhal has served as a Director of Doubletree and Doubletree Partners since December 1993. From September 1992 to December 1993, Mr. Leventhal served as a Director of GQHP. Mr. Leventhal is Chairman of The Beacon Companies, a position he has held for more than ten years. Mr. Leventhal co-founded The Beacon Companies, a major real estate developer, in 1946. Mr. Leventhal serves as a Director of Beacon Properties Corporation. Mr. Leventhal is a Life Member Emeritus of The Corporation of The Massachusetts Institute of Technology and a Director of The Picower Institute for Medical Research.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires certain Partnership insiders to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Richard M. Kelleher and William L. Perocchi each filed a late Form 3 Initial Statement of Beneficial Ownership in February 1997. Each of the late Form 3 reports indicated beneficial ownership of zero Units.

ITEM 11   EXECUTIVE COMPENSATION
--------------------------------

The Partnership has no directors, officers or employees. Under the Partnership Agreement, the General Partner is responsible for the management and administration of the Partnership. As discussed in Item 13 below, the General Partner is reimbursed for certain management and administrative costs but receives no fees for providing these services to the Partnership and the Partnership is not responsible for the payment of compensation to the officers of the General Partner. The Hotels are operated by Red Lion in accordance with the Management Agreement (see Item 13).

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

At December 31, 1996, the following owner beneficially owned more than five percent of the total number of outstanding Units.


                          NAME AND ADDRESS                AMOUNT AND NATURE         PERCENT
                               OF                                 OF                   OF
TITLE OF CLASS          BENEFICIAL OWNER/(1)/         BENEFICIAL OWNERSHIP/(1)/     CLASS/(1)/
--------------          ---------------------         ------------------------      ----------
Units representing       FMR Corporation                399,000 Units                9.65%
limited partnership      82 Devonshire St.
interests                Boston, MA 02109

/(1)/  The information relating to FMR Corporation ("FMR") is based solely on a
       Schedule 13G filed by FMR with the Securities and Exchange Commission and the Partnership accepts no responsibility for its accuracy.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

All of the directors and principal officers of the General Partner are directors or officers of Doubletree. The General Partner is responsible for the management and administration of the Partnership. In accordance with the Partnership Agreement, the Partnership reimburses the General Partner for administrative costs.

Under the Management Agreement, the Partnership pays base and incentive management fees to Red Lion. Base management fees payable are equal to 3% of the annual gross revenues of the Hotels. The incentive management fee payable is equal to the sum of 15% of annual adjusted gross operating profit up to $36 million (operating profit target) and 25% of annual adjusted gross operating profit in excess of the operating profit target. Adjusted gross operating profit is gross operating profit (the revenues reported in the accompanying consolidated financial statements) less base management fees (3% of gross revenues of the Hotels).

The incentive management fee is only payable to the extent that cash flow available for distribution and incentive management fee ("Cash Flow"), on an annual basis, exceeds $2.20 per Unit (the "Priority Return"). Cash Flow is defined as pre-tax income (or loss) before noncash charges (primarily depreciation and amortization) and the incentive management fee, but after the reserve for capital improvements and principal payments on certain debt.

Incentive management fees earned but not paid, on an annual basis, because of the Cash Flow limitation are deferred without interest up to a maximum amount of $6 million and are repaid out of either (i) 25% of Cash Flow in excess of the Priority Return and the current incentive management fee, or (ii) sale or refinancing proceeds prior to any distribution to limited partners. The $6 million maximum deferred incentive management fee amount was reached in November 1988. The Partnership generated sufficient Cash Flow to cover 100% of the Priority Return to partners and also allowed payment of the current incentive management fee of $5.8 million, $5.4 million and $4.4 million for the years
ended December 31, 1996, 1995 and 1994, respectively.   As a result of $1.4
million in excess cash flow in 1995, approximately $350,000 was paid to Red Lion to reduce the $6 million in deferred incentive management fees. An additional $4.9 million was paid in April 1996 out of the refinancing of the Partnership's credit facilities. As a result of approximately $330,000 in excess cash flow in 1996, approximately $80,000 will be paid to further reduce the outstanding deferred incentive management fees balance of approximately $700,000 at December 31, 1996.

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

For the first 36 full months of operations which ended April 30, 1990, the General Partner agreed to make available to the Partnership a $4 million non-interest bearing revolving credit facility which was to be used in the event that Cash Flow was insufficient to distribute the Priority Return to limited partners. During the 36 month period, the General Partner was required to fund $3.7 million from the facility. This amount will be repaid out of either (i) cash flow after payment of the Priority Return and incentive management fees, or
(ii) sale or refinancing proceeds prior to any distribution to limited partners.

Amounts payable of $24.1 million and $21.3 million at December 31, 1996 and 1995, respectively, consist of amounts payable to Red Lion primarily for advances made by Red Lion for capital improvements which exceeded the 3% reserve established in accordance with the provisions of the Management Agreement (see Notes 4 and 8 to the consolidated financial statements). At December 31, 1996, the amount payable is comprised of $20.1 million which bears interest at prime plus 0.5% (8.75% at December 31, 1996) and $4 million which is non-interest bearing.

For further discussion of related party transactions, see Notes 6 and 8 to the consolidated financial statements.

                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(A) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES: The following documents are filed herewith and made a part of this report:

          1. The consolidated financial statements and supplementary information set forth in Item 8 of Part II beginning on page 13 of this report.

          2.   Financial statement schedules:  None.

          3.   Exhibits:

               2.1 Amended and Restated Agreement of Limited Partnership of Red Lion Inns Limited Partnership. Previously filed and incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

               2.2 Amended and Restated Agreement of Limited Partnership of Red Lion Inns Operating L.P. Previously filed and incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

               3.1 Amended and Restated Certificate of Limited Partnership of Red Lion Inns Limited Partnership. Previously filed and incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

               3.2 Certificate of Limited Partnership of Red Lion Inns Operating L.P. Previously filed and incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

               4. Form of Unit Certificate. Previously filed and incorporated by reference to Exhibit 5 to the Company's Registration Statement on Form 10.

               10.1 (a) Management Agreement between Red Lion Inns Operating
                    L.P. and RL Acquisition Company. Previously filed and incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

               10.1 (b) Assignment and Assumption Agreement, dated August 1,
                    1995, between Red Lion, a California Limited Partnership and Red Lion Hotels, Inc. relating to the assignment of the Management Agreement. Previously filed and incorporated by reference to the Exhibits to the Partnership's Report on Form 10-K for the year ended December 31, 1995.

               10.2 (a) Purchase and Sale Agreement between RL Acquisition
                    Company and Red Lion Inns Operating L.P. Previously filed and incorporated by reference to Exhibit 10.2(a) to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

               10.2 (b) Supplemental Purchase and Sale Agreement between RL
                    Acquisition Company and Red Lion Inns Operating L.P. Previously filed and incorporated by reference to Exhibit 10.2(b) to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

               10.3 Lease dated as of June 23, 1980, by and between Lloyd
                    Corporation, Ltd., as Lessor, and Red Lion Inn/Lloyd Center, Inc., as Lessee. Previously filed and incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

               10.4 Lease dated as of October 23, 1968, by and between First
                    National Bank of Omaha, as Lessor, and Downtown Development Co., Ltd., as Lessee. Previously filed and incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

               10.5 Assignment of Lease dated April 8, 1985, from Omaha Red
                    Lion, Inc., to RL Acquisition Company. Previously filed and incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

               10.6 Lease dated June 1, 1973, between Charles F. Larson, as
                    Lessor and James A. McClory, as Lessee. Previously filed and incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

               10.7 Purchase and Sale Agreement and Escrow Instructions dated as of April 3, 1987, by and between Lloyd Properties and Red Lion Inn/Lloyd Center, Inc. Previously filed and incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

               10.8 Second Amended and Restated Credit Agreement, dated April 2,
                    1996, between Various Lenders (as defined), Canadian Imperial Bank of Commerce (as agent) and Red Lion Inns Operating, L.P. Previously filed and incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

               24.1 Power of Attorney for Dale F. Frey.

               24.2 Power of Attorney for Norman B. Leventhal.

               27   Article 5 Financial Data Schedule for 10-K.

(b)  REPORTS ON FORM 8-K:

          One report on Form 8-K was filed by the Partnership during the last quarter of the fiscal year ended December 31, 1996. A Report on Form 8-K dated November 13, 1996, reported under Item 5 the acquisition of Red Lion by Doubletree Corporation and a change in the composition of the Board of Directors of the General Partner.

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


                                            RED LION INNS LIMITED PARTNERSHIP

                                  By:       RED LION PROPERTIES, INC.
                                            Its sole General Partner

Date: March 28, 1997              By:       /s/Richard M. Kelleher
                                            -------------------------------
                                            Richard M. Kelleher
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date: March 28, 1997              By:       /s/Richard M. Kelleher
                                            -----------------------------------
                                            Richard M. Kelleher
                                            President
                                            Director



Date: March 28, 1997              By:       /s/William L. Perocchi
                                            ----------------------------------
                                            William L. Perocchi
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)
                                            Director


Date: March 28, 1997              By:                  (1)
                                            ------------------------------
                                            Dale F. Frey
                                            Director


Date: March 28, 1997              By:                  (1)
                                            -------------------------------
                                            Norman B. Leventhal
                                            Director


Date: March 28, 1997              /(1)/By:  /s/William L. Perocchi
                                            -----------------------------------
                                            William L. Perocchi
                                            Attorney-in-Fact

                               INDEX OF EXHIBITS
EXHIBIT
NUMBER
------
 2.1      Amended and Restated Agreement of Limited Partnership of Red Lion Inns
          Limited Partnership.   Previously filed and incorporated by reference
          to Exhibit 2.1 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

 2.2 Amended and Restated Agreement of Limited Partnership of Red Lion Inns Operating L.P. Previously filed and incorporated by reference to
          Exhibit 2.2 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

 3.1 Amended and Restated Certificate of Limited Partnership of Red Lion Inns Limited Partnership. Previously filed and incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

 3.2 Certificate of Limited Partnership of Red Lion Inns Operating L.P. Previously filed and incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

 4. Form of Unit Certificate. Previously filed and incorporated by reference to Exhibit 5 to the Company's Registration Statement on Form 10.

 10.1(a) Management Agreement between Red Lion Inns Operating L.P. and RL Acquisition Company. Previously filed and incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

 10.1(b) Assignment and Assumption Agreement, dated August 1, 1995, between Red Lion, a California Limited Partnership and Red Lion Hotels, Inc. relating to the assignment of the Management Agreement. Previously filed and incorporated by reference to the Exhibits to the Partnership's Report on Form 10-K for the year ended December 31, 1995.

 10.2(a) Purchase and Sale Agreement between RL Acquisition Company and Red Lion Inns Operating L.P. Previously filed and incorporated by reference to Exhibit 10.2(a) to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

 10.2(b) Supplemental Purchase and Sale Agreement between RL Acquisition Company and Red Lion Inns Operating L.P. Previously filed and incorporated by reference to Exhibit 10.2(b) to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

 10.3 Lease dated as of June 23, 1980, by and between Lloyd Corporation, Ltd., as Lessor, and Red Lion Inn/Lloyd Center, Inc., as Lessee. Previously filed and incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

 10.4 Lease dated as of October 23, 1968, by and between First National Bank of Omaha, as Lessor, and Downtown Development Co., Ltd., as Lessee. Previously filed and incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

 10.5 Assignment of Lease dated April 8, 1985, from Omaha Red Lion, Inc., to RL Acquisition Company. Previously filed and incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

 10.6 Lease dated June 1, 1973, between Charles F. Larson, as Lessor and James A. McClory, as Lessee. Previously filed and incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

 10.7 Purchase and Sale Agreement and Escrow Instructions dated as of April 3, 1987, by and between Lloyd Properties and Red Lion Inn/Lloyd Center, Inc. Previously filed and incorporated by reference to Exhibit
          10.9 to the Company's Registration Statement on Form S-1, Registration No. 33-11954.

 10.8 Second Amended and Restated Credit Agreement, dated April 2, 1996, between Various Lenders (as defined), Canadian Imperial Bank of Commerce (as agent) and Red Lion Inns Operating, L.P. Previously filed and incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

 24.1     Power of Attorney for Dale F. Frey.

 24.2     Power of Attorney for Norman B. Leventhal.

 27       Article 5 Financial Data Schedule for 10-K.