Form 10-Q
period 1997-03-31
RED LION INNS LIMITED PARTNERSHIP
filed 1997-05-15
CIK 810724

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended  March 31, 1997
                                                 --------------
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ________ to _______


                         Commission file number 1-9443
                                                ------


                       RED LION INNS LIMITED PARTNERSHIP
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     94-3029959
            ---------                                    ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)



  410 North 44th Street, Suite 700, Phoenix, Arizona         85008
  --------------------------------------------------        --------
      (Address of principal executive offices)             (Zip Code)


                                 (602) 220-6666
                                 --------------
              (Registrant's telephone number, including area code)

                 4001 Main Street, Vancouver, Washington 98663
       _________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No
       ---       ---

                       RED LION INNS LIMITED PARTNERSHIP
                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX


                                                                             PAGE
PART I - FINANCIAL INFORMATION

     Item 1        Consolidated Financial Statements (unaudited):
                   Consolidated Balance Sheets                                  3
                   Consolidated Statements of Operations                        4
                   Consolidated Statement of Partners' Capital                  5
                   Consolidated Statements of Cash Flows                        6
                   Notes to Consolidated Financial Statements                   7

     Item 2        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        12

PART II - OTHER INFORMATION

     Item 5        Other Information                                           16

     Item 6        Exhibit and Report on Form 8-K                              16

SIGNATURES                                                                     17

                                     PART I

ITEM 1        CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------

RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except unit amounts)
                                  (unaudited)

                                                                     MARCH 31,      DECEMBER 31,
                                                                       1997             1996
                                                                    ----------      ------------
        ASSETS
        ------
Cash                                                                  $    547        $    763

Property and Equipment:
 Land                                                                   17,705          17,705
 Buildings and improvements                                            167,502         167,502
 Furnishings and equipment                                              60,694          60,694
 Construction in progress                                                  675             184
                                                                      --------        --------
                                                                       246,576         246,085
  Less--accumulated depreciation                                       (83,927)        (81,356)
                                                                      --------        --------
                                                                       162,649         164,729

Other Assets                                                               875             984
                                                                      --------        --------

                                                                      $164,071        $166,476
                                                                      ========        ========

       LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------

Current Liabilities:
 Accounts payable and accrued expenses                                $      9        $     14
 Current portion payable to affiliate                                   22,698          20,964
 Accrued distributions to partners                                       2,329           2,329
 Interest payable                                                          152              41
 Property taxes payable                                                    507             358
 Current portion long-term debt                                          2,500           2,375
                                                                      --------        --------
      Total current liabilities                                         28,195          26,081

Long-Term Payable to Affiliate,
  net of current portion                                                 4,345           4,345

Long-Term Debt, net of current portion                                 119,410         121,043

Deferred Income Taxes                                                    2,050           2,050
                                                                      --------        --------
    Total liabilities                                                  154,000         153,519
                                                                      --------        --------

Commitments and Contingencies (Note 6)

Partners' Capital:
 Limited Partners, 4,940,000 units issued                               22,930          25,750
   Less -- 806,500 treasury units, at  cost                            (11,202)        (11,202)
                                                                      --------        --------

 Limited Partners, net                                                  11,728          14,548
 General Partner                                                        (1,657)         (1,591)
                                                                      --------        --------
     Total partners' capital                                            10,071          12,957
                                                                      --------        --------
                                                                      $164,071        $166,476
                                                                      ========        ========

                See notes to consolidated financial statements.

RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except unit amounts)
                                  (unaudited)

                                           THREE MONTHS ENDED MARCH 31,
                                           -----------------------------
                                                1997            1996
                                           --------------   ------------
Revenues                                      $    8,064      $    7,900

Operating Costs and Expenses:
  Property taxes                                     711             682
  Base management fee                                750             746
  Incentive management fee                         1,097              --
  Depreciation and amortization                    2,571           2,418
  Other                                              453             463
                                              ----------      ----------

     Operating income                              2,482           3,591

Interest Expense                                   3,039           2,847
                                              ----------      ----------

      Income (loss) before income taxes             (557)            744

Income Tax Expense                                    --              98
                                              ----------      ----------

      Net income (loss)                       $     (557)     $      646
                                              ==========      ==========

Allocation of Net Income (Loss):
  General Partner                             $      (11)     $       13
                                              ==========      ==========

  Limited Partners                            $     (546)     $      633
                                              ==========      ==========

Net Income (Loss) per Limited Partner
  Unit                                            $(0.13)          $0.15
                                              ==========      ==========

Average Limited Partner Units
  Outstanding                                  4,133,500       4,133,500
                                              ==========      ==========



                See notes to consolidated financial statements.

     RED LION  INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                      (in thousands, except unit amounts)
                                  (unaudited)



                                                LIMITED PARTNERS
                               ----------------------------------------------
                                      ISSUED UNITS          TREASURY UNITS       GENERAL
                                  --------------------   ---------------------
                                    UNITS      AMOUNT      UNITS      AMOUNT     PARTNER     TOTAL
                                  ---------   --------   ---------   ---------   --------   --------
Balance at December 31, 1996      4,940,000   $25,750    (806,500)   $(11,202)   $(1,591)   $12,957

Distributions to partners                --    (2,274)         --          --        (55)    (2,329)

Net loss                                 --      (546)         --          --        (11)      (557)
                                  ---------   -------    --------    --------    -------    -------
Balance at March 31, 1997         4,940,000   $22,930    (806,500)   $(11,202)   $(1,657)   $10,071
                                  =========   =======    ========    ========    =======    =======



                See notes to consolidated financial statements.

RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                          ------------------------------
                                                                               1997            1996
                                                                          --------------   -------------
Cash Flows from Operating Activities:
  Net income (loss)                                                             $  (557)        $   646
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
              Depreciation and amortization                                       2,571           2,418
              Amortization of deferred loan costs                                   109             206
              Deferred income taxes                                                  --              98
              Increase in payables and accrued expenses                             255             150
                                                                                -------         -------
              Net cash provided by operating activities                           2,378           3,518
                                                                                -------         -------

Cash Flows from Investing Activities:
   Purchases of property and equipment, net                                        (491)         (3,957)
   Cash reserved for capital improvements                                          (750)           (746)
   Cash withdrawn from capital improvements reserve                                 750             746
                                                                                -------         -------

              Net cash used in investing activities                                (491)         (3,957)
                                                                                -------         -------

 Cash Flows from Financing Activities:
   Distribution of cash to partners                                              (2,329)         (2,329)
   Advances from affiliate, net                                                   1,734           3,626
   Payments on term loan                                                           (500)             --
   Payments on mortgage note                                                         --            (397)
   Net repayments under revolving credit facility                                (1,000)           (678)
   Net decrease in other long-term obligations                                       (8)            (12)
                                                                                -------         -------

              Net cash provided by (used in) financing activities                (2,103)            210
                                                                                -------         -------

 Decrease in Cash                                                                  (216)           (229)
 Cash at Beginning of Period                                                        763             229
                                                                                -------         -------
   Cash at End of Period                                                        $   547         $    --
                                                                                =======         =======

 Supplemental Disclosure of Cash Flow Information:
              Cash paid for interest                                            $ 2,928         $ 2,866
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

Red Lion Hotels, Inc. ("Red Lion") was incorporated in Delaware in March 1994 and commenced operations in March 1995. On August 1, 1995, Historical Red Lion contributed substantially all of its assets (excluding 17 hotels and certain related obligations, certain minority joint venture interests and certain current assets) and certain liabilities to Red Lion. In connection with this transaction, Historical Red Lion assigned the Management Agreement to Red Lion. The Management Agreement expires in 2012 and can be extended for an additional ten five-year periods. The general partner of the Partnership is Red Lion Properties, Inc. (the "General Partner"), a wholly-owned subsidiary of Red Lion (see discussion of Doubletree merger below).

On November 8, 1996, Red Lion became a wholly-owned subsidiary of Doubletree Corporation ("Doubletree") pursuant to a merger transaction in which all outstanding shares of Red Lion common stock were converted into cash and shares of Doubletree common stock. Red Lion, as a wholly-owned subsidiary of Doubletree, continues to operate and manage the Hotels under the Management Agreement. Doubletree files reports and other information with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934.

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

The unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Partnership at March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

Income Taxes

No current provision for federal or state income taxes has been provided by the Partnership in the accompanying consolidated financial statements. The Partnership is not currently a taxable entity and any income taxes are the responsibility of the partners. Beginning January 1, 1998, federal tax law mandates that the Partnership become subject to corporate taxes on its income. Therefore, deferred income taxes have been provided for the projected differences between the financial accounting and tax bases of property and equipment at January 1, 1998 (see Note 2).

2.   INCOME TAXES

DURING 1987, CONGRESS PASSED THE OMNIBUS BUDGET RECONCILIATION ACT WHICH MANDATES THAT THE PARTNERSHIP BECOME SUBJECT TO CORPORATE TAXES ON ITS INCOME BEGINNING JANUARY 1, 1998. THE PARTNERSHIP IS NOT CURRENTLY A TAXABLE ENTITY. THE PAYMENT OF INCOME TAXES BY THE PARTNERSHIP WILL NOT REDUCE CASH AVAILABLE FOR PAYMENT OF ANY FEES, INCLUDING THE INCENTIVE MANAGEMENT FEE, DUE TO RED LION UNDER THE MANAGEMENT AGREEMENT (SEE NOTE 5). THE PAYMENT OF INCOME TAXES BY THE PARTNERSHIP WILL DIRECTLY REDUCE CASH AVAILABLE FOR PARTNER DISTRIBUTION. DISTRIBUTIONS TO PARTNERS AFTER DECEMBER 31, 1997 WILL BE CONSIDERED TAXABLE DIVIDENDS.

THE GENERAL PARTNER HAS FORMED A SPECIAL COMMITTEE OF INDEPENDENT DIRECTORS TO EVALUATE ALTERNATIVES AVAILABLE TO THE PARTNERSHIP IN CONNECTION WITH THE SCHEDULED 1998 CHANGE IN THE PARTNERSHIP'S TAX STATUS FROM A PARTNERSHIP TO A CORPORATION. THESE ALTERNATIVES INCLUDE, AMONG OTHERS, INCORPORATING THE PARTNERSHIP OR CONVERTING OR MERGING THE PARTNERSHIP INTO A REAL ESTATE INVESTMENT TRUST. THE PARTNERSHIP EXPECTS TO HAVE A RECOMMENDATION FROM THE SPECIAL COMMITTEE BY LATE SUMMER, AND, SUBJECT TO ANY POSSIBLE LEGISLATIVE RELIEF DEFERRING OR ALTERING THE CHANGE IN TAX STATUS, TO CONCLUDE ANY PROPOSED ACTION PRIOR TO YEAR END.

3.   LONG-TERM DEBT

During April 1996, the Partnership entered into a three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The proceeds of the term loan were used to repay all amounts owed under the prior mortgage note and revolving credit facility, a portion of the payable to affiliate related to deferred incentive management fees and loan fees. Borrowings under the facility bear interest at the London Interbank Offering Rate ("LIBOR") plus 2.25% (8.8% at March 31, 1997 and December 31, 1996) and are secured by all of the assets of the Hotels. At March 31, 1997, remaining principal payments due on the three-year term loan total $1.8 million and $3.2 million for 1997 and 1998, respectively, with a lump-sum payment of $112.9 million due on March 31, 1999.

Interest Rate Swap Agreements

At March 31, 1997, the Partnership had four interest rate swap agreements outstanding which have substantially converted $100 million of debt from floating LIBOR based rates to fixed rates ranging from 6.17% to 6.23%. The agreements expire from December 1998 to March 1999. Interest expense incurred by the Partnership relating to interest rate swap agreements for the three months ended March 31, 1997, was approximately $150,000 and is included in interest expense.

4.   CASH DISTRIBUTIONS TO PARTNERS

In accordance with the Management Agreement, the Partnership pays base and incentive management fees to Red Lion. Base management fees payable are equal to 3% of the annual gross revenues of the Hotels. Incentive management fees payable are equal to the sum of 15% of annual adjusted gross operating profit up to $36 million (operating profit target) and 25% of annual adjusted gross operating profit in excess of the operating profit target. Adjusted gross operating profit is gross operating profit (the revenues reported in the accompanying consolidated financial statements) less base management fees.

Incentive management fees are only payable to the extent that cash flow available for distribution and incentive management fees ("Cash Flow"), on an annual basis, exceeds $2.20 per unit (the "Priority Return"). Cash Flow is defined as pre-tax income (or loss) before noncash charges (primarily depreciation and amortization) and incentive management fees, but after the reserve for capital improvements and principal payments on certain debt. Currently, the incentive management fee is accrued at 15% of the quarter's adjusted operating profit to the extent that adequate cash flow available for payment of the incentive management fee is anticipated, on an annual basis.

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

Following is a calculation of Cash Flow and related cash flow available for payment of incentive management fees (in thousands):



                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                   1997            1996
                                                   ----            ----
Net income (loss)                                $  (557)        $   646
Add (deduct):
  Depreciation and amortization                    2,571           2,418
  Incentive management fee                         1,097              --
  Amortization of deferred loan costs                109             206
  Cash reserved for capital improvements            (750)           (746)
  Repayments on term loan                           (500)           (397)
  Deferred income tax provision                       --              98
                                                 -------         -------

Cash flow available for distribution and
  incentive management fees (Cash Flow)            1,970           2,225
Priority Return                                   (2,329)         (2,329)
                                                 -------         -------

Cash flow (shortfall) available for
 payment of incentive management fees            $  (359)           (104)
Current incentive management fee                  (1,097)             --
                                                 -------         -------

   Excess (negative) cash flow                   $(1,456)        $  (104)
                                                 =======         =======

 Cash Flow per unit                              $  0.47         $  0.53
                                                 =======         =======

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

5.   RELATED PARTY TRANSACTIONS

The General Partner is responsible for the management and administration of the Partnership. In accordance with the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership reimburses the General Partner for related administrative costs. Under the Management Agreement, the Partnership pays base and incentive management fees to Red Lion (see Note 4).

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

Amounts payable to affiliate consists of the following (in thousands):


                                                                                MARCH 31,      DECEMBER 31,
                                                                                  1997            1996
                                                                                ---------      ------------
Amounts payable to affiliate                                                    $ 29,939        $ 28,499
Current assets and current liabilities of Hotels                                  (2,896)         (3,190)
                                                                                --------        --------

Amounts payable to affiliate, net of current assets
  and current liabilities                                                         27,043          25,309
Less current payable to affiliate                                                (22,698)        (20,964)
                                                                                --------        --------

  Long-term payable to affiliate, net of current portion                        $  4,345        $  4,345
                                                                                ========        ========

Included in the amounts payable to affiliate are $25.5 million and $24.1 million at March 31, 1997 and December 31, 1996, respectively, representing amounts payable to Red Lion primarily for advances made by Red Lion for capital improvements which exceeded the 3% reserve established in accordance with the provisions of the Management Agreement. Of such amounts advanced, $21.3 million and $20.1 million at March 31, 1997 and December 31, 1996, respectively, incur interest at the rate of prime plus 0.5% (9% and 8.75% at March 31, 1997 and December 31, 1996, respectively). The balance of the amounts advanced are non-interest bearing.

Long-term payables to affiliate are non-interest bearing amounts comprised of deferred incentive management fees and a General Partner credit facility. Deferred incentive management fees payable was approximately $700,000 at March 31, 1997 and December 31, 1996. Of such amount at March 31, 1997 and December 31, 1996, approximately $620,000 is classified as a long-term payable and $80,000 is classified as a current payable to affiliate as such amount represents 25% of the Partnership's excess cash flow in 1996 and was paid to Red Lion in April 1997 as required by the Management Agreement.

The amount drawn against the non-interest bearing General Partner credit facility was $3.7 million at March 31, 1997 and December 31, 1996 and is classified as a long-term payable. During the first 36 months of operation, which ended April 30, 1990, the General Partner advanced amounts to fund distributions of the Priority Return to limited partners in excess of Cash Flow. The Partnership anticipates this amount will be repaid out of either (i) cash flow after payment of the Priority Return and incentive management fees, or (ii) sale or refinancing proceeds prior to any distribution to limited partners.

Amounts payable to affiliate are recorded net of an amount for the current assets and current liabilities of the Hotels of $2.9 million and $3.2 million at March 31, 1997 and December 31, 1996, respectively. The current assets and current liabilities of the Hotels consist of cash held in hotel accounts, accounts receivable, inventories, prepaid expenses, hotel accounts payable and certain taxes other than property, income and payroll taxes. Since Red Lion has operating responsibilities associated with the Hotels, these current asset and current liability items are excluded from the accompanying consolidated financial statements.

The following schedule reflects the operating revenues and expenses of the Hotels not reflected in the accompanying financial statements (in thousands):

              GROSS OPERATING REVENUES AND EXPENSES OF THE HOTELS

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 1997            1996
                                             -------------   ------------
Revenues:
  Rooms                                          $14,608        $13,953
  Food and beverage                                7,668          8,175
  Other                                            2,709          2,740
                                                 -------        -------

    Total revenues                                24,985         24,868
                                                 -------        -------

Operating Costs and Expenses:
  Departmental direct expenses:
      Rooms                                        4,089          3,908
      Food and beverage                            6,410          6,508
      Other                                          955          1,031
  Administration and general                       2,252          2,275
  Sales, promotion and advertising                 1,382          1,367
  Utilities                                          816            830
  Repairs and maintenance                          1,017          1,049
                                                 -------        -------

    Total operating costs and expenses            16,921         16,968
                                                 -------        -------

        Gross operating profit of Hotels         $ 8,064        $ 7,900
                                                 =======        =======

6.   COMMITMENTS AND CONTINGENCIES

At March 31, 1997, the Partnership had commitments relating to capital improvement projects of approximately $1.3 million.

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

THE GENERAL PARTNER HAS FORMED A SPECIAL COMMITTEE OF INDEPENDENT DIRECTORS TO EVALUATE ALTERNATIVES AVAILABLE TO THE PARTNERSHIP IN CONNECTION WITH THE SCHEDULED 1998 CHANGE IN THE PARTNERSHIP'S TAX STATUS FROM A PARTNERSHIP TO A CORPORATION. THESE ALTERNATIVES INCLUDE, AMONG OTHERS, INCORPORATING THE PARTNERSHIP OR CONVERTING OR MERGING THE PARTNERSHIP INTO A REAL ESTATE INVESTMENT TRUST. THE PARTNERSHIP EXPECTS TO HAVE A RECOMMENDATION FROM THE SPECIAL COMMITTEE BY LATE SUMMER, AND, SUBJECT TO ANY POSSIBLE LEGISLATIVE RELIEF DEFERRING OR ALTERING THE CHANGE IN TAX STATUS, TO CONCLUDE ANY PROPOSED ACTION PRIOR TO YEAR END.

RESULTS OF OPERATIONS

The revenues of the Partnership represent the gross operating profit of the Hotels. The gross operating revenues and expenses of the Hotels are excluded from the financial statements of the Partnership, because Red Lion, and not the Partnership, has operating responsibility for the Hotels. The schedule displayed in Note 5 to the consolidated financial statements sets forth the Hotels' gross operating revenues and expenses. A summary of occupancy and room rates for the Hotels follows:


                                THREE MONTHS ENDED MARCH 31,
                                ----------------------------
                                    1997            1996
                                ------------    ------------

 Occupancy percentage               64.9%           65.7%

 Average room rate                 $81.67          $76.22

Operating results are affected by seasonality. The results of the current quarter reflect the winter and early spring seasons in which revenues are typically lower than in the second and third quarters. There can be no assurance, however, that such trends will continue. Operating results for the current quarter do not necessarily indicate the results expected for the full year.

Comparison of Three Months Ended March 31, 1997 and 1996

Gross Revenues of the Hotels.  For the three months ended March 31, 1997, gross
-----------------------------
revenues rose to $25 million from $24.9 million in the comparable three months ended March 31, 1996, an increase of approximately $100,000. The slight rise in gross revenues is primarily a result of increased room revenues offset by a decline in food and beverage revenues.

During the three months ended March 31, 1997, room revenues rose to $14.6 million from $14 million in the comparable three months ended March 31, 1996, an increase of 4%. The increase in room revenues is due principally to higher average room rates offset by a slight decline in occupancy.

During the three months ended March 31, 1997, food and beverage revenues fell to $7.7 million from $8.2 million in the comparable three months ended March 31, 1996, a decrease of 6%. The decrease in food and beverage revenues is due principally to additional group banquet revenue realized by certain Hotels during the three months ended March 31, 1996 and the slight decline in occupancy during the three months ended March 31, 1997 from the comparable three-month period. During the three months ended March 31, 1996, various hotels located in northwestern Oregon and southwestern Washington were evacuated due to flooding in the Pacific Northwest. The two Partnership Hotels located in northwestern Oregon benefited from additional catering and group banquet revenues as a result of their displacement from the other hotels.

Gross Operating Costs and Expenses of the Hotels. Gross operating costs and
-------------------------------------------------
expenses of the Hotels for the three months ended March 31, 1997 decreased slightly to $16.9 million from $17 million in the comparable three months ended March 31, 1996, a decrease of less than 1%. Gross operating costs and expenses as a percentage of gross revenues of the Hotels remained constant at 68% for the three months ended March 31, 1997 and 1996.

Partnership Revenues. During the three months ended March 31, 1997, revenues
---------------------
(which represent the gross operating profits of the Hotels) increased to $8.1 million from $7.9 million in the comparable three months ended March 31, 1996, an increase of 3%. Partnership revenues as a percentage of Hotel revenues were 32% for both the three months ended March 31, 1997 and 1996. The effect of the changes in gross revenues and expenses of the Hotels that affect the amounts credited from Red Lion are discussed above.

Partnership Operating Costs and Expenses.  Operating costs and expenses for the
-----------------------------------------
three months ended March 31, 1997 increased by 30% from the comparable three months ended March 31, 1996. The increase is primarily due to the accrual of the incentive management fee which was calculated based on the first quarter of 1997 results (see discussion below under Incentive Management Fee). In addition, depreciation and amortization was higher as a result of significant renovations at four Hotels during 1996.

Incentive Management Fee.  Pursuant to the terms of the Management Agreement,
-------------------------
Red Lion earns an incentive management fee equal to the sum of 15% of annual adjusted gross operating profit up to $36 million and 25% of annual adjusted gross operating profit in excess of $36 million. Adjusted gross operating profit is gross operating profit (Partnership revenues) less base management fee (3% of gross revenues of the Hotels). The incentive management fee is only payable to the extent that cash flow available for distribution and incentive management fees ("Cash Flow"), on an annual basis, as defined in the Management Agreement, exceeds $2.20 per unit ("Priority Return"). Cash Flow is defined as pre-tax income (or loss) before noncash charges (primarily depreciation and amortization) and the incentive management fee, but after the reserve for capital improvements and principal payments on certain debt.

During the three months ended March 31, 1997 and 1996, the Partnership recognized $1.1 million and $0, respectively, of incentive management fees to be paid to Red Lion. Beginning January 1, 1997, the incentive management fee is accrued at 15% of the current quarter's adjusted operating profit. Previously, the Partnership recognized the incentive management fee only to the extent that actual year-to-date cash flow was available for its payment. Accordingly, during the three months ended March 31, 1996, no incentive management fee was recorded. The Partnership believes the current method of accounting for the incentive management fee produces a better matching of the expenses to revenues within interim periods and will not impact the accounting for such fee on an annual basis. The incentive management fee continues to be payable only to the extent there is cash flow available for its payment.

Partnership Operating Income.  Operating income declined to $2.5 million for the
-----------------------------
three months ended March 31, 1997 from $3.6 million in the comparable three months ended March 31, 1996, a decrease of 31%. As a percentage of Partnership revenues, operating income declined to 31% for the three months ended March 31, 1997 as compared to 45% for the three months ended March 31, 1996. The decline in operating income is primarily a result of the recognition of the incentive management fee during the three months ended March 31, 1997 as compared to 1996, discussed above.

Interest Expense.  Interest expense increased approximately $190,000 to $3
-----------------
million for the three months ended March 31, 1997 as compared to $2.8 million for the three months ended March 31, 1996. The increase is primarily due to additional expense as a result of higher average outstanding debt balances and interest rate swap adjustments.

Income Tax Expense. During the three months ended March 31, 1996, the
-------------------
Partnership provided for deferred income tax of approximately $98,000. During the three months ended March 31, 1997, no deferred income tax provision was necessary. The Partnership is not currently a taxable entity. Beginning January 1, 1998, federal tax law mandates that the Partnership become subject to corporate taxes on its income. Deferred income tax arises primarily from differences in depreciation for financial accounting and tax purposes which are expected to exist at January 1, 1998.

Net Income (loss).  During the three months ended March 31, 1997, net loss was
------------------
approximately $560,000 ($0.13 net loss per limited partner unit) compared to net income of $650,000 ($0.15 net income per limited partner unit) for the comparable three months ended March 31, 1996. The decrease in net income is due primarily to the change in accounting for the incentive management fee and increased interest expense.

Cash Flow Available for Distribution and Incentive Management Fees.  Cash Flow
-------------------------------------------------------------------
decreased for the three months ended March 31, 1997 to $2 million ($0.47 per limited partner unit) from the comparable three months ended March 31, 1996 of $2.2 million ($0.53 per limited partner unit). The decrease in Cash Flow is due to the factors impacting net income, discussed above, and higher principal repayments of certain debt.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash is hotel operations. During the three months ended March 31, 1997, the Hotels generated sufficient cash from operations to cover operating needs. It is expected that, for 1997, cash provided by operations and borrowings, if any, from available credit facilities, discussed below, or from Red Lion will be sufficient to meet anticipated cash requirements.

During 1996, the Partnership entered into a three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The proceeds of the term loan were used to repay all amounts owed under the prior mortgage note and revolving credit facility, a portion of the payable to affiliate related to deferred incentive management fees and loan fees. Borrowings under the facility bear interest at the London Interbank Offering Rate ("LIBOR") plus 2.25% and are secured by all of the assets of the Hotels. Principal payments on the three-year term loan amount to $1.5 million, $2.4 million and $3.2 million for 1996, 1997 and 1998, respectively, with a lump-sum payment of $112.9 million due on March 31, 1999.

Borrowings under the revolving credit line averaged $2.9 million during the three months ended March 31, 1997. At March 31, 1997, the interest rate was 8.8% and the balance outstanding was $3.5 million on the revolving credit line. (See
Note 3 to the consolidated financial statements).

During the three months ended March 31, 1997, the Partnership made capital improvements amounting to approximately $490,000. These capital expenditures were funded from the current quarter's reserve of approximately $750,000. Pursuant to provisions of the Management Agreement, 3% of gross revenues is required to be set aside annually for capital improvements. The General Partner expects capital expenditures not to exceed the 3% reserve during 1997.

On April 21, 1997, the General Partner declared a quarterly cash distribution of $0.55 per limited partner unit ($2.20 annualized) for the current quarter, payable on May 15, 1997 to unitholders of record on April 30, 1997. This distribution has been accrued in the accompanying consolidated financial statements.

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

THE GENERAL PARTNER HAS FORMED A SPECIAL COMMITTEE OF INDEPENDENT DIRECTORS TO EVALUATE ALTERNATIVES AVAILABLE TO THE PARTNERSHIP IN CONNECTION WITH THE SCHEDULED 1998 CHANGE IN THE PARTNERSHIP'S TAX STATUS FROM A PARTNERSHIP TO A CORPORATION. THESE ALTERNATIVES INCLUDE, AMONG OTHERS, INCORPORATING THE PARTNERSHIP OR CONVERTING OR MERGING THE PARTNERSHIP INTO A REAL ESTATE INVESTMENT TRUST. THE PARTNERSHIP EXPECTS TO HAVE A RECOMMENDATION FROM THE SPECIAL COMMITTEE BY LATE SUMMER, AND, SUBJECT TO ANY POSSIBLE LEGISLATIVE RELIEF DEFERRING OR ALTERING THE CHANGE IN TAX STATUS, TO CONCLUDE ANY PROPOSED ACTION PRIOR TO YEAR END.

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

                                    PART II

ITEM 5         OTHER INFORMATION
--------------------------------

On May 1, 1997, the Board of Directors of the General Partner expanded the size of the board from four to six members and appointed two independent directors to fill the newly-created vacancies. The two new directors are Mr. Robert M. Melzer and Mr. Joseph E. Maroun. Messrs. Melzer and Maroun comprise the special committee formed to evaluate alternatives available to the Partnership in connection with the scheduled 1998 change in the Partnership's tax status from a partnership to a corporation.

ITEM 6         EXHIBIT AND REPORT ON FORM 8-K
---------------------------------------------

(A) EXHIBIT: The following document is filed herewith and made a part of this report:

               Exhibit 27 Article 5 Financial Data Schedule for First Quarter 10-Q.

(B)  REPORT ON FORM 8-K:

     One report on Form 8-K was filed during the quarter ended March 31, 1997. A Form 8-K dated February 14, 1997 reported under Item 4 a change in the Partnership's public accountants.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    RED LION INNS LIMITED PARTNERSHIP

                                    By:  RED LION PROPERTIES, INC.,
                                         a Delaware corporation,
                                         General Partner



Date: May 15, 1997                  By:  /s/ Richard M. Kelleher
                                         ---------------------------
                                         Richard M. Kelleher
                                         President



Date: May 15, 1997                  By:  /s/William L. Perocchi
                                         ---------------------------
                                         William L. Perocchi
                                         Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                               INDEX OF EXHIBITS
                               -----------------

EXHIBIT
NUMBER
------

  27       Article 5 Financial Data Schedule for First Quarter 10-Q.