Form 10-Q
period 1997-06-30
RED LION INNS LIMITED PARTNERSHIP
filed 1997-08-14
CIK 810724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
              1934 For the transition period from ______ to ______


                          Commission file number 1-9443


                        RED LION INNS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

             Delaware                               94-3029959
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


410 North 44th Street, Suite 700, Phoenix, Arizona          85008
    (Address of principal executive offices)              (Zip Code)


                                 (602) 220-6666
              (Registrant's telephone number, including area code)

                                      None
         (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                        RED LION INNS LIMITED PARTNERSHIP
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX

                                                                                                           PAGE
PART I - FINANCIAL INFORMATION

         Item 1            Consolidated Financial Statements:
                           Consolidated Balance Sheets                                                       3
                           Consolidated Statements of Operations                                             4
                           Consolidated Statements of Partners' Capital                                      5
                           Consolidated Statements of Cash Flows                                             6
                           Notes to Consolidated Financial Statements                                        7

         Item 2            Management's Discussion and Analysis of Financial Condition and Results
                           of Operations                                                                    11

PART II - OTHER INFORMATION

         Item 5            Other Information                                                                17

         Item 6            Exhibits and Report on Form 8-K                                                  17


SIGNATURES                                                                                                  18

                          PART I. FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit amounts)

                                                         (UNAUDITED)
                                                           JUNE 30,        DECEMBER 31,
                                                             1997              1996
                                                             ----              ----
                                     ASSETS
Cash                                                       $   1,229         $     763

Property and Equipment:
  Land                                                        17,705            17,705
  Buildings and improvements                                 167,502           167,502
  Furnishings and equipment                                   60,694            60,694
  Construction in progress                                     1,285               184
                                                           ---------         ---------
                                                             247,186           246,085
   Less--accumulated depreciation                            (86,496)          (81,356)
                                                           ---------         ---------
                                                             160,690           164,729

Other Assets                                                     886               984
                                                           ---------         ---------

      Total Assets                                         $ 162,805         $ 166,476
                                                           =========         =========

                        LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
  Accounts payable and accrued expenses                    $       8         $      14
  Current portion of long-term payable to affiliate           23,770            20,964
  Accrued distributions to partners                            2,320             2,329
  Interest payable                                                15                41
  Property taxes payable                                         598               358
  Current portion long-term debt                               2,750             2,375
                                                           ---------         ---------
          Total current liabilities                           29,461            26,081

Long-Term Payable to Affiliate,
   net of current portion                                      4,345             4,345

Long-Term Debt, net of current portion                       117,022           121,043

Deferred Income Taxes                                          2,050             2,050
                                                           ---------         ---------

      Total Liabilities                                      152,878           153,519
                                                           ---------         ---------

Commitments and Contingencies (Note 7)

Partners' Capital:
  Limited Partners, 4,940,000 units issued                    22,789            25,750
    Less -- 806,500 treasury units, at cost                  (11,202)          (11,202)
                                                           ---------         ---------

  Limited Partners, net                                       11,587            14,548
  General Partner                                             (1,660)           (1,591)
                                                           ---------         ---------
       Total Partners' Capital                                 9,927            12,957
                                                           ---------         ---------

      Total Liabilities and Partners' Capital              $ 162,805         $ 166,476
                                                           =========         =========

                 See notes to consolidated financial statements.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per unit and unit amounts)
                                   (unaudited)


                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                               -----------------------------       -----------------------------
                                                   1997              1996             1997              1996
                                                   ----              ----             ----              ----
Gross Operating Profit of Hotels               $    11,773       $    11,777       $    19,837       $    19,677

Expenses:
    Property taxes                                     916               902             1,627             1,584
    Base management fee                                894               882             1,644             1,628
    Incentive management fee                         1,632             2,707             2,729             2,707
    Depreciation                                     2,569             2,469             5,140             4,887
    Other                                              518               532               971               995
                                               -----------       -----------       -----------       -----------

         Operating income                            5,244             4,285             7,726             7,876
                                               -----------       -----------       -----------       -----------

Interest Expense                                    (3,069)           (3,061)           (6,108)           (5,908)
                                               -----------       -----------       -----------       -----------

         Income before income taxes                  2,175             1,224             1,618             1,968

Income Tax Expense                                      --              (148)               --              (246)
                                               -----------       -----------       -----------       -----------

         Net income                            $     2,175       $     1,076       $     1,618       $     1,722
                                               ===========       ===========       ===========       ===========

Allocation of Net Income:
    General Partner                            $        43       $        21       $        32       $        34
                                               ===========       ===========       ===========       ===========

    Limited Partners                           $     2,132       $     1,055       $     1,586       $     1,688
                                               ===========       ===========       ===========       ===========

Net Income per Limited Partner Unit            $       .52       $       .26       $       .38       $       .41
                                               ===========       ===========       ===========       ===========

Average Limited Partner Units Outstanding        4,133,500         4,133,500         4,133,500         4,133,500
                                               ===========       ===========       ===========       ===========

                 See notes to consolidated financial statements.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                       (in thousands, except unit amounts)
                                   (unaudited)



                                                  LIMITED PARTNERS
                                  --------------------------------------------------
                                        ISSUED UNITS               TREASURY UNITS        GENERAL
                                    UNITS         AMOUNT         UNITS        AMOUNT     PARTNER     TOTAL
                                    -----         ------         -----        ------      -------     -----
Balances at December 31, 1996     4,940,000      $25,750       (806,500)     $(11,202)   $(1,591)    $12,957

Distributions to partners               ---       (4,547)           ---           ---       (101)     (4,648)

Net income                              ---        1,586            ---           ---         32       1,618
                                  ----------     -------     ----------    ----------    -------     -------

Balances at June 30, 1997         4,940,000      $22,789       (806,500)     $(11,202)   $(1,660)    $ 9,927
                                  =========      =======     ==========     ==========   ========    =======

                 See notes to consolidated financial statements.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                         SIX MONTHS ENDED JUNE 30,
                                                           1997             1996
                                                           ----             ----
Cash Flows from Operating Activities:
  Net income                                             $ 1,618         $   1,722
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                          5,140             4,887
     Amortization of deferred loan costs                     217               318
     Deferred income taxes                                    --               246
     Increase in other assets                               (119)               --
     Increase in payables and accrued expenses               208               558
                                                         -------         ---------

       Net cash provided by operating activities           7,064             7,731
                                                         -------         ---------

Cash Flows from Investing Activities:
  Purchases of property and equipment, net                (1,101)           (6,964)
                                                         -------         ---------

Cash Flows from Financing Activities:
  Cash distributions to partners                          (4,657)           (4,657)
  Advances from (repayments to) affiliate, net             2,806            (1,922)
  Payments on long-term debt                              (1,146)         (100,969)
  Proceeds from long-term debt                                --           119,500
  Net repayments under revolving credit facility          (2,500)          (11,302)
  Additions to deferred loan costs                            --            (1,315)
  Net increase in other long-term obligations                 --               117
                                                         -------         ---------

       Net cash used in financing activities              (5,497)             (548)
                                                         -------         ---------

Net Increase in Cash                                         466               219
  Cash at Beginning of Period                                763               229
                                                         -------         ---------
  Cash at End of Period                                  $ 1,229         $     448
                                                         =======         =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                 $ 5,917         $   5,838
                                                         =======         =========

                 See notes to consolidated financial statements.

                        RED LION INNS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Red Lion Inns Limited Partnership, a Delaware limited partnership (the "Partnership") and its subsidiary limited partnership, Red Lion Inns Operating L.P., a Delaware limited partnership (the "Operating Partnership;" collectively, the "MLP"). The MLP was organized on April 14, 1987 for the purpose of acquiring and owning, through the Operating Partnership, ten Red Lion hotels (the "Hotels" or individually, a "Hotel), which continue to be managed under a long-term management agreement (the "Management Agreement") with Red Lion Hotels, Inc. (Red Lion), a wholly-owned subsidiary of Doubletree Corporation pursuant to the November 8, 1996 merger in which Doubletree Corporation acquired 100% of Red Lion (collectively, "Doubletree"). The Management Agreement expires in 2012 and can be extended for an additional ten five-year periods. The general partner of the MLP is Red Lion Properties, Inc. (the "General Partner"), an indirect, wholly owned subsidiary of Doubletree. As of June 30, 1997 all of the hotels have been rebranded "Doubletree." All significant intercompany transactions and accounts have been eliminated.

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

The unaudited consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position and results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the MLP's annual report on Form 10-K for the year ended December 31, 1996, as filed with Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of results to be expected for a full year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Operating Profit of Hotels

The gross operating profit of the Hotels reported in the accompanying statements of operations represents the revenues net of the operating expenses of the Hotels. Operating revenues and expenses and the current assets and current liabilities of the Hotels are excluded from the accompanying consolidated financial statements of the MLP because Doubletree, as manager, not the MLP, has operating responsibility for the Hotels.


2.       INCOME TAXES

THE MLP IS NOT CURRENTLY A TAXABLE ENTITY AND ANY INCOME TAXES ARE THE RESPONSIBILITY OF THE PARTNERS. ACCORDINGLY, NO CURRENT PROVISION FOR FEDERAL OR STATE INCOME TAXES HAS BEEN PROVIDED BY THE MLP IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS.

DURING 1987, CONGRESS PASSED THE OMNIBUS BUDGET RECONCILIATION ACT WHICH MANDATES THAT THE MLP BECOME SUBJECT TO CORPORATE TAXES ON ITS INCOME BEGINNING JANUARY 1, 1998. IN ADDITION, DISTRIBUTIONS TO PARTNERS WILL BE CONSIDERED TAXABLE DIVIDENDS TO EACH UNITHOLDER. DEFERRED INCOME TAXES HAVE BEEN PROVIDED FOR THE PROJECTED DIFFERENCES BETWEEN THE FINANCIAL ACCOUNTING AND TAX BASES OF PROPERTY AND EQUIPMENT AT JANUARY 1, 1998.

IN MAY, 1997, THE GENERAL PARTNER FORMED A SPECIAL COMMITTEE OF TWO INDEPENDENT DIRECTORS TO EVALUATE ALTERNATIVES AVAILABLE TO THE PARTNERSHIP IN CONNECTION WITH THE SCHEDULED 1998 CHANGE IN THE MLP'S TAX STATUS. THESE ALTERNATIVES INCLUDE, AMONG OTHERS, THE SALE OF THE MLP ASSETS EITHER INDIVIDUALLY OR IN TOTAL, INCORPORATING THE MLP OR CONVERTING OR MERGING THE MLP INTO A REAL ESTATE INVESTMENT TRUST. AT A BOARD MEETING IN JUNE, 1997, THE SPECIAL COMMITTEE RECOMMENDED THAT THE ASSETS OR BUSINESS OF THE MLP BE SOLD IN A VALUE MAXIMIZING TRANSACTION. AT THE SAME MEETING, THE BOARD OF DIRECTORS AUTHORIZED THE SPECIAL COMMITTEE TO PURSUE SUCH A SALE. THE SPECIAL COMMITTEE HAS ENGAGED ITS OWN INDEPENDENT LEGAL COUNSEL AND FINANCIAL ADVISORS TO ASSIST IN THIS PROCESS. CONSUMMATION OF A SALES TRANSACTION WILL BE SUBJECT TO A NUMBER OF CONDITIONS INCLUDING THE APPROVAL OF THE BOARD OF DIRECTORS AND, IN MOST INSTANCES, THE UNITHOLDERS OF THE MLP.

IN AUGUST, 1997, CONGRESS PASSED THE TAXPAYER RELIEF ACT OF 1997. THE TAXPAYER RELIEF ACT OF 1997 PROVIDES AN EXCEPTION TO THE RULE DESCRIBED ABOVE IN THAT THE PARTNERSHIP MAY ELECT TO CONTINUE TO BE TREATED AS A PARTNERSHIP FOR FEDERAL INCOME TAX PURPOSES AND NOT BE SUBJECT TO CORPORATE INCOME TAXES. HOWEVER, IF THIS ELECTION IS MADE THE PARTNERSHIP WILL BE SUBJECT TO A FEDERAL TAX EQUAL TO 3.5% OF ITS GROSS INCOME. UNDER THIS ELECTION, DISTRIBUTIONS PAID TO THE PARTNERS SHOULD CONTINUE TO BE NON-TAXABLE DISTRIBUTIONS. THE ELECTION APPLIES TO TAXABLE YEARS AFTER 1997 AND CAN LATER BE REVOKED. ONCE REVOKED IT CANNOT BE REINSTATED. THE SPECIAL COMMITTEE IS EVALUATING THE IMPACT OF THE TAXPAYER RELIEF ACT OF 1997 AND THE ELECTION MADE AVAILABLE BY THE ACT.

THERE CAN BE NO ASSURANCE THAT A SALE OF THE ASSETS OR BUSINESS OF THE MLP WILL OCCUR. IN THE EVENT SUCH A SALE DOES NOT OCCUR BEFORE JANUARY 1, 1998, THE PAYMENT OF FEDERAL TAXES BY THE MLP ON EITHER PARTNERSHIP INCOME OR GROSS INCOME WILL DIRECTLY REDUCE CASH AVAILABLE FOR PARTNER DISTRIBUTIONS.

3.       LONG-TERM DEBT

During April 1996, the Operating Partnership entered into a three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The proceeds of the term loan were used to repay all amounts owed under the prior mortgage note and revolving credit facility, a portion of the payable to affiliate (related to deferred incentive management fees) and loan fees incurred to consummate the financing. Borrowings under the facility bear interest at the London Interbank Offering Rate ("LIBOR") plus 2.25% (8.0% at June 30, 1997) and are secured by all of the assets of the Hotels. At June 30, 1997, the balance outstanding under the revolving credit line was $2.0 million which is due and payable on March 31, 1999. The remaining principal payments due on the three-year term loan totaled $1.3 million and $3.2 million for 1997 and 1998, respectively, with a lump-sum payment of $112.9 million due on March 31, 1999. Long-term debt also includes approximately $400,000 in other long-term obligations related to special tax assessments that the Partnership has elected to pay out over a 20-year period. These long-term obligations have varying maturity dates ranging from August 2009 to June 2016.

Interest Rate Swap Agreements

At June 30, 1997, the Partnership had four interest rate swap agreements outstanding which have substantially converted $100 million of debt from floating LIBOR based rates to fixed rates ranging from 6.17%% to 6.23%. The agreements expire from December 1998 to March 1999. Interest expense incurred by the Partnership relating to interest rate swap agreements for the three and six month periods ended June 30, 1997, was approximately $111,000 and $261,000 respectively, and is included in interest expense.

4.       MANAGEMENT FEES

In accordance with the Management Agreement, the Partnership pays base and incentive management fees to Doubletree. Base management fees payable are equal to 3% of the annual gross revenues of the Hotels. Incentive management fees payable are equal to the sum of 15% of annual adjusted gross operating profit up to $36 million (operating profit target) and 25% of annual adjusted gross operating profit in excess of the operating profit target. Adjusted gross operating profit is calculated by subtracting the base management fee expense from the gross operating profit of Hotels as shown in the accompanying consolidated financial statements. The Partnership may defer payment of the incentive fees to Doubletree to the extent that the calculation of Cash Flow for Incentive Fees, as defined in the Management Agreement, on an annual basis, does not exceed $2.20 per unit ("Priority Return"). Currently, the incentive management fee is accrued at 15% of the quarter's adjusted gross operating profit regardless of whether cash flow is adequate to pay the incentive management fee on an interim basis, if cash flow is expected to be available for payment of the incentive management fee on an annual basis.

5.       CASH DISTRIBUTIONS TO PARTNERS

In accordance with the Partnership's Amended and Restated Agreement of Limited Partnership, cash distributions to partners may be made from Cash Flow Available for Distribution, as defined. As discussed in Note 4, the incentive management fee is payable only to the extent that Cash Flow for Incentive Fees exceeds the Priority Return.

The following table calculates Cash Flow available for distribution and incentive management fees ("Cash Flow") for the three and six-month periods ended June 30 1996 and 1997. Cash Flow is defined as pre-tax income (or loss) before noncash charges (primarily depreciation and amortization) and incentive management fees, but after the reserve for capital improvements and principal payments on certain debt.

                                                                       (In thousands except per unit amounts)
                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                  JUNE 30,                                 JUNE 30,
                                                       -------------------------------         -------------------------------
                                                          1997                1996                1997                1996
                                                          ----                ----                ----                 ----
    Net income                                         $     2,175         $     1,076         $     1,618         $     1,722
    Add (deduct):
      Depreciation and amortization                          2,569               2,469               5,140               4,887
      Incentive management fee                               1,632               2,707               2,729               2,707
      Amortization of deferred loan costs                      108                 112                 217                 318
      Cash reserved for capital improvements                  (894)               (882)             (1,644)             (1,628)
      Repayments on term loan                                 (625)               (634)             (1,125)             (1,031)
      Deferred income tax provision                             --                 148                  --                 246
                                                       -----------         -----------         -----------         -----------

    Cash Flow available for payment of Priority
    Return and current incentive management
    fees                                                     4,965               4,996               6,935               7,221
    Less:  Priority Return                                  (2,320)             (2,328)             (4,648)             (4,657)
                                                       -----------         -----------         -----------         -----------

    Cash Flow available for payment of
     incentive management fees                               2,645               2,668               2,287               2,564

    Less:  Current incentive management fee                 (1,632)             (2,707)             (2,729)             (2,707)
                                                       -----------         -----------         -----------         -----------

      Excess (negative) cash flow                      $     1,013         $       (39)        $      (442)        $      (143)
                                                       ===========         ===========         ===========         ===========

    Cash Flow per unit                                 $      1.17         $      1.18         $      1.64         $      1.71
                                                       ===========         ===========         ===========         ===========

    Average Limited Partner Units Outstanding            4,133,500           4,133,500           4,133,500           4,133,500
                                                       ===========         ===========         ===========         ===========

The incentive management fee that is earned but not paid on an annual basis due to insufficient Cash Flow, is deferred without interest up to a maximum of $6 million. The deferred amount is to be paid out of either (i) 25% of cash flow in excess of the Priority Return and the current incentive management fee or (ii) sale or refinancing proceeds prior to any distribution to the limited partners.

Beginning January 1, 1998, federal tax law mandates that the MLP become subject to Corporate taxes on its income or, at its election, remain a Partners hip for tax purposes and pay a gross income tax. The MLP is not currently a taxable entity. The payment of such federal taxes by the MLP will directly reduce cash available for partner distributions. If the Partnership elects to pay Corporate income taxes, distributions to partners after December 31, 1997 will be considered taxable dividends. Although the MLP has historically distributed the Priority Return to limited partners, there is no assurance this will continue after December 31, 1997. In addition, the Priority Return can be used to repay certain indebtedness owed to Doubletree or to fund capital improvements, also reducing cash flow available for distribution to limited partners.

6.       RELATED PARTY TRANSACTIONS

The General Partner is responsible for the management and administration of the MLP. In accordance with the MLP's Amended and Restated Agreements of Limited Partnership, the MLP reimburses the General Partner for related administrative costs. Under the Management Agreement, the MLP pays base and incentive management fees to Doubletree.

The Hotels, in accordance with the Management Agreement, are also charged by Doubletree for their pro rata share of support services such as computer, advertising, public relations, promotional and sales and central reservation services.

All MLP personnel are employees of Doubletree and its affiliates. All costs for services of such employees are reimbursed to Doubletree by the Operating Partnership. These costs include salaries, wages, payroll taxes and other employee benefits. Additionally, auxiliary enterprises owned by Doubletree or its affiliates sell operating supplies, furnishings and equipment to the Partnership.

Amounts payable to affiliate consists of the following (in thousands):

                                                                  JUNE 30,          DECEMBER 31,
                                                                    1997               1996
                                                                    ----               ----
           Advances from Doubletree                                $23,770           $20,883
           General Partner Credit Facility                           3,726             3,726
           Deferred Incentive Management Fees                          619               700
                                                                   -------           -------
                                                                    28,115            25,309
           Less:  current portion                                  (23,770)          (20,964)
                                                                   -------           -------
           Long-term portion                                        $4,345            $4,345
                                                                    ======            ======

Advances from Doubletree consist primarily of funds advanced for capital improvements in excess of the reserve equal to 3% of revenues required by the provisions of the Management Agreement and incentive management fees earned but unpaid in the current year, net of the working capital of the Hotels ($4.2 million and $3.2 million at June 30, 1997 and December 31,1996, respectively). Amounts advanced bear interest at the prime rate plus 0.5% (9.0% at June 30, 1997). The working capital of the Hotels consists of the current assets and current liabilities of the Hotels, including cash held in hotel accounts, accounts receivable, inventories, prepaid expenses, hotel accounts payable and certain taxes other than property, income and payroll taxes. Since Doubletree has operating responsibilities associated with the Hotels, these current asset and current liability items are excluded from the accompanying consolidated financial statements and are assumed to be liquidated into cash and used to pay down the payable to affiliate from $32.3 million to $28.1 million at June 30, 1997.

During the first 36 months of operation, which ended April 30, 1990, the General Partner advanced on a non-interest basis amounts under the General Partner Credit Facility to fund distributions of the Priority Return. The Partnership anticipates this amount will be repaid out of either (i) cash flow after payment of the Priority Return and incentive management fees, or (ii) sale or refinancing proceeds prior to any distribution to limited partners. Accordingly, the credit facility is classified as long-term.

Deferred incentive management fees payable are non-interest bearing and are payable from either (i) 25% of cash flow in excess of the Priority Return and the current incentive management fee or (ii) sale or refinancing proceeds. At June 30, 1997 all of this balance is classified as long-term.

The following schedule reflects the operating revenues and expenses of the Hotels not reflected in the accompanying consolidated financial statements (in thousands):


                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                      ----------------------        -----------------------
                                                        1997           1996          1997           1996
                                                        ----           ----          ----           ----
        Revenues:
          Rooms                                       $18,304        $17,957        $32,912        $31,910
          Food and beverage                             8,355          8,356         16,023         16,531
          Other                                         3,131          3,092          5,840          5,832
                                                      -------        -------        -------        -------

            Total revenues                             29,790         29,405         54,775         54,273
                                                      -------        -------        -------        -------

        Departmental direct expenses:
          Rooms                                         4,465          4,222          8,554          8,130
          Food and beverage                             6,641          6,742         13,051         13,250
          Other                                         1,033          1,117          1,988          2,148
                                                      -------        -------        -------        -------
            Total departmental direct expenses         12,139         12,081         23,593         23,528
                                                      -------        -------        -------        -------

        Hotel indirect expenses:
            Administration and general                  2,382          2,305          4,634          4,580
            Sales, promotion and advertising            1,621          1,408          3,003          2,775
            Utilities                                     779            829          1,595          1,659
            Repairs and maintenance                     1,096          1,005          2,113          2,054
                                                      -------        -------        -------        -------
            Total hotel indirect expenses               5,878          5,547         11,345         11,068
                                                      -------        -------        -------        -------

            Gross operating profit of hotels          $11,773        $11,777        $19,837        $19,677
                                                      =======        =======        =======        =======

7.       COMMITMENTS AND CONTINGENCIES

At June 30, 1997, the Partnership had commitments relating to capital improvement projects of approximately $4.1 million.

The Partnership is subject to litigation arising in the ordinary course of business. In the opinion of the General Partner, these actions will not have a material adverse effect, if any, on the financial position or results of operations or liquidity of the Partnership or its subsidiary.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MLP IS NOT CURRENTLY A TAXABLE ENTITY AND ANY INCOME TAXES ARE
THE RESPONSIBILITY OF THE PARTNERS. ACCORDINGLY, NO CURRENT PROVISION FOR FEDERAL OR STATE INCOME TAXES HAS BEEN PROVIDED BY THE MLP IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS.

DURING 1987, CONGRESS PASSED THE OMNIBUS BUDGET RECONCILIATION ACT WHICH MANDATES THAT THE MLP BECOME SUBJECT TO CORPORATE TAXES ON ITS INCOME BEGINNING JANUARY 1, 1998. IN ADDITION, DISTRIBUTIONS TO PARTNERS WILL BE CONSIDERED TAXABLE DIVIDENDS TO EACH UNITHOLDER. DEFERRED INCOME TAXES HAVE BEEN PROVIDED FOR THE PROJECTED DIFFERENCES BETWEEN THE FINANCIAL ACCOUNTING AND TAX BASES OF PROPERTY AND EQUIPMENT AT JANUARY 1, 1998.

IN MAY, 1997, THE GENERAL PARTNER FORMED A SPECIAL COMMITTEE OF TWO INDEPENDENT DIRECTORS TO EVALUATE ALTERNATIVES AVAILABLE TO THE PARTNERSHIP IN CONNECTION WITH THE SCHEDULED 1998 CHANGE IN THE MLP'S TAX STATUS. THESE ALTERNATIVES INCLUDE, AMONG OTHERS, THE SALE OF THE MLP ASSETS EITHER INDIVIDUALLY OR IN TOTAL, INCORPORATING THE MLP OR CONVERTING OR MERGING THE MLP INTO A REAL ESTATE INVESTMENT TRUST. AT A BOARD MEETING IN JUNE, 1997, THE SPECIAL COMMITTEE RECOMMENDED THAT THE ASSETS OR BUSINESS OF THE MLP BE SOLD IN A VALUE MAXIMIZING TRANSACTION. AT THE SAME MEETING, THE BOARD OF DIRECTORS AUTHORIZED THE SPECIAL COMMITTEE TO PURSUE SUCH A SALE. THE SPECIAL COMMITTEE HAS ENGAGED ITS OWN INDEPENDENT LEGAL COUNSEL AND FINANCIAL ADVISORS TO ASSIST IN THIS PROCESS. CONSUMMATION OF A SALES TRANSACTION WILL BE SUBJECT TO A NUMBER OF CONDITIONS INCLUDING THE APPROVAL OF THE BOARD OF DIRECTORS AND, IN MOST INSTANCES, THE UNITHOLDERS OF THE MLP.

IN AUGUST, 1997, CONGRESS PASSED THE TAXPAYER RELIEF ACT OF 1997. THE TAXPAYER RELIEF ACT OF 1997 PROVIDES AN EXCEPTION TO THE RULE DESCRIBED ABOVE IN THAT THE PARTNERSHIP MAY ELECT TO CONTINUE TO BE TREATED AS A PARTNERSHIP FOR FEDERAL INCOME TAX PURPOSES AND NOT BE SUBJECT TO CORPORATE INCOME TAXES. HOWEVER, IF THIS ELECTION IS MADE THE PARTNERSHIP WILL BE SUBJECT TO A FEDERAL TAX EQUAL TO 3.5% OF ITS GROSS INCOME. UNDER THIS ELECTION, DISTRIBUTIONS PAID TO THE PARTNERS SHOULD CONTINUE TO BE NON-TAXABLE DISTRIBUTIONS. THE ELECTION APPLIES TO TAXABLE YEARS AFTER 1997 AND CAN LATER BE REVOKED. ONCE REVOKED IT CANNOT BE REINSTATED. THE SPECIAL COMMITTEE IS EVALUATING THE IMPACT OF THE TAXPAYER RELIEF ACT OF 1997 AND THE ELECTION MADE AVAILABLE BY THE ACT.

THERE CAN BE NO ASSURANCE THAT A SALE OF THE ASSETS OR BUSINESS OF THE MLP WILL OCCUR. IN THE EVENT SUCH A SALE DOES NOT OCCUR BEFORE JANUARY 1, 1998, THE PAYMENT OF FEDERAL TAXES BY THE MLP ON EITHER PARTNERSHIP INCOME OR GROSS INCOME WILL DIRECTLY REDUCE CASH AVAILABLE FOR PARTNER DISTRIBUTIONS.

RESULTS OF OPERATIONS

Gross Operating Profit of the Hotels consists of the following (in thousands):

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                            ----------------------        ----------------------
                                              1997           1996           1997          1996
                                              ----           ----           ----          ----
Rooms profit                                $13,839        $13,735        $24,358        $23,780
Food and beverage profit                      1,714          1,614          2,972          3,281
Other profit                                  2,098          1,975          3,852          3,684
                                            -------        -------        -------        -------
   Departmental profit                       17,651         17,324         31,182         30,745
                                            -------        -------        -------        -------

Hotel indirect expenses:
   Administrative and general                 2,382          2,305          4,634          4,580
   Sales, promotion and advertising           1,621          1,408          3,003          2,775
   Utilities                                    779            829          1,595          1,659
   Repairs and maintenance                    1,096          1,005          2,113          2,054
                                            -------        -------        -------        -------
Total Hotel indirect expenses                 5,878          5,547         11,345         11,068
                                            -------        -------        -------        -------

   Gross Operating Profit of Hotels         $11,773        $11,777        $19,837        $19,677
                                            =======        =======        =======        =======

A summary of occupancy and room rates for the Hotels follows:

                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                     JUNE 30,                       JUNE 30,
                               --------------------          --------------------
                                1997           1996           1997          1996
                                ----           ----           ----          ----
Occupancy percentage            76.8%          77.9%          71.3%          71.8%

Average room rate              $85.53         $82.71         $83.28         $79.74

REVPAR                         $65.69         $64.44         $59.38         $57.26


Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996

Rooms profit increased by approximately $100,000 or 1% to $13.8 million for the three months ended June 30, 1997 compared to $13.7 million for the three months ended June 30, 1996. This increase is the result of an increase in rooms revenue of approximately $300,000, offset by an increase in rooms expense of approximately $200,000. The revenue increase generated a $1.25 (1.9%) REVPAR increase.

Food and beverage profit increased approximately $100,000 to $1.7 million for the three months ended June 30, 1997 compared to the same period in 1996. The increase in the food and beverage profit resulted from tighter controls over costs, as revenues remained flat ($8.4 million for the three months ended June 30, 1997 and 1996, respectively).

Hotel indirect expenses increased approximately $300,000 or 6% in the three months ended June 30, 1997 compared to the three months ended June 30, 1996. This increase is due primarily to an increase in sales, promotion and advertising expense of $200,000 (15%). The Hotels were converted from the "Red Lion" brand to the "Doubletree" brand on June 9, 1997. The Hotels incurred approximately $150,000 in conversion costs including one-time charges for corporate advertising, public relations, in-house promotions and miscellaneous conversion costs incurred by the Hotels. The classification of central reservations and marketing charges by Doubletree differs from the Red Lion classification, in that a greater portion of these charges is included in sales, promotion and advertising expense, and a smaller portion of these charges is reflected in rooms expense. In total, these charges are comparable between periods. The remaining increase in sales, promotion and advertising expense relates to this reclassification. The balance of the increase in Hotel indirect expenses relates to increases in both administrative and general and repairs and maintenance expense, offset by a slight decrease in utilities expense.

Operating income increased to $5.2 million for the three months ended June 30, 1997 from $4.3 million in the comparable three months ended June 30, 1996, an increase of 22%. As a percentage of gross operating profit of Hotels, operating income increased to 45% for the three months ended June 30, 1997 as compared to 36% for the three months ended June 30, 1996. The increase in operating income is primarily a result of the lower incentive management fee recorded in the second quarter of 1997 versus the corresponding quarter in 1996. Depreciation expense increased approximately $100,000 due to assets placed in service in late 1996 and early 1997, after significant renovations at four hotels.

During the three months ended June 30, 1997 and 1996, the Partnership recognized $1.6 million and $2.7 million, respectively, of incentive management fees to be paid to Doubletree. Beginning in the second quarter of 1996 the incentive management fee is accrued at 15% of the current quarter's adjusted gross operating profit. Previously, the Partnership recognized the incentive management fee only to the extent that actual year-to-date cash flow was available for its payment. Accordingly, the incentive management fee recorded in the second quarter of 1996 equaled 15% of the year to date adjusted gross operating profit, while the incentive management fee recorded during the second quarter of 1997 is only the fee due for the second quarter. The Partnership believes the current method of accounting for the incentive management fee produces a better matching of the expenses to revenues within interim periods and will not impact the accounting for such fee on an annual basis. The current incentive management fee is payable only to the extent there is cash flow available for its payment.

Interest expense was constant at $3.1 million for the three months ended June 30, 1997 and June 30, 1996, respectively.

During the three months ended June 30, 1996, the Partnership provided for deferred income tax of approximately $150,000. During the three months ended June 30, 1997, no deferred income tax provision was necessary. The Partnership is not currently a taxable entity. Beginning January 1, 1998, federal tax law mandates that the Partnership become subject to corporate taxes on its income or at the Partnership's election, pay federal tax equal to 3.5% of its gross income. Deferred income tax arises primarily from differences in depreciation for financial accounting and tax purposes that are expected to exist at January 1, 1998.

During the three months ended June 30, 1997, net income was $2.2 million ($.52 per limited partner unit) compared to net income of $1.1 million ($0.26 per limited partner unit) for the comparable three months ended June 30, 1996. The increase in net income is due primarily to the lower incentive management fee recorded in the second quarter of 1997 versus the second quarter of 1996.

Cash Flow Available for Distribution and Incentive Management Fees for the three months ended June 30, 1997 was approximately $4.9 million ($1.17 per limited partner unit) compared to the three months ended June 30, 1996 of approximately $5.0 million ($1.18 per limited partner unit).

Once the Partnership becomes subject to federal taxes beginning January 1, 1998, the payment of federal taxes on either Partnership income or gross income will directly reduce cash available for partner distribution. If the Partnership elects to pay corporate federal taxes, distributions to partners after December 31, 1997 will be considered taxable dividends.

Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996

Rooms profit increased approximately $600,000 or 2% to $24.4 million for the six months ended June 30, 1997 compared to $23.8 million for the six months ended June 30, 1996. This increase is the result of an increase in rooms revenue of approximately $1 million, offset by an increase in rooms expense of approximately $400,000. The revenue increase was generated by a $2.12 (3.7%) REVPAR increase.

Food and beverage profit decreased approximately $300,000 or 9% to $3.0 million for the six months ended June 30, 1997 compared to the same period in 1996. Food and beverage revenues decreased $500,000 or 3% from $16.5 million in the six months ended June 30, 1996 to $16.0 million in the six months ended June 30, 1997. Food and beverage expenses also decreased, to a lesser extent, by approximately $200,000 (2%). The decrease in food and beverage revenues is due principally to additional group banquet revenue realized by two Hotels during the first half of 1996. Two Hotels located in northwestern Oregon benefited from additional catering and group banquet business as a result of the flooding in the Pacific Northwest during 1996. These Hotels received the displaced business from hotels located in the flood areas.

Hotel indirect expenses increased by approximately $300,000 or 3% in the six months ended June 30, 1997 compared to the six months ended June 30, 1996. This increase is due primarily to an increase in sales, promotion and advertising expense of $200,000 (8%). The Hotels were converted from the "Red Lion" brand to the "Doubletree" brand on June 9, 1997. The Hotels incurred approximately $150,000 in conversion costs including one-time charges for corporate advertising, public relations, in-house promotions and miscellaneous conversion costs incurred by the Hotels. The classification of central reservations and marketing charges by Doubletree differs from the Red Lion classification, in that a greater portion of these charges is included in sales, promotion and advertising expense, and a smaller portion of these charges is reflected in rooms expense. In total, these charges are comparable between periods. The remaining increase in sales, promotion and advertising expense relates to this reclassification. The balance of the increase in Hotel indirect expenses relates to increases in both administrative and general and repairs and maintenance expense, offset by a slight decrease in utilities expense.

Operating income decreased from $7.9 million for the six months ended June 30, 1996 to $7.7 million for the six months ended June 30, 1997, a decrease of 2%. As a percentage of Partnership revenues, operating income declined to 39% for the six months ended June 30, 1997 from 40% for the six months ended June 30, 1996. The decrease in operating income is primarily the result of higher depreciation expense due to assets placed in service in late 1996 and early 1997, after significant renovations at four hotels.

The Partnership recognized $2.7 million in each of the six month periods ended June 30, 1997 and 1996, respectively, of incentive management fees payable to Red Lion. The current incentive management fee is payable only to the extent there is cash flow available for its payment.

Interest expense increased $200,000 to $6.1 million in the six months ended June 30, 1997 as compared to $5.9 million for the six months ended June 30, 1997. The additional expense is due primarily to higher average debt levels and interest rate swap adjustments.

During the six months ended June 30, 1996, the Partnership provided for deferred income taxes of approximately $250,000. During the six months ended June 30, 1997, no deferred income tax provision was necessary. The Partnership is not currently a taxable entity. Beginning January 1, 1998, federal tax law mandates that the Partnership become subject to corporate taxes on its income or at the Partnership's election, pay federal taxes equal to 3.5% of its gross income. Deferred income tax arises primarily from differences in depreciation for financial accounting and tax purposes that are expected to exist at January 1, 1998.

During the six months ended June 30, 1997, net income was $1.6 million ($.38 per limited partner unit) compared to $1.7 million ($0.41 per limited partner unit) for the comparable six months ended June 30, 1996. The decrease in net income is due primarily to higher Partnership operating costs and expenses and interest expense recorded in the six months ended June 30, 1997 versus the comparable period in 1996.

Cash Flow Available for Distribution and Incentive Management Fees (Cash Flow) for the six months ended June 30, 1997 was approximately $6.9 million ($1.64 per limited partner unit) compared to $7.2 million ($1.71 per limited partner unit) during the comparable prior period. The decrease in Cash Flow is due to the decline in net income and higher depreciation and amortization expense discussed above.

Once the Partnership become subject to federal taxes beginning January 1, 1998, the payment of federal taxes on either Partnership income or gross income will directly reduce cash available for partner distribution. If the Partnership elects to pay corporate federal taxes, distributions to partners after December 31, 1997 will be considered taxable dividends.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's principal source of cash is from Hotel operations. During the three months ended June 30, 1997, the Hotels generated sufficient cash from operations to cover operating needs. It is expected that, for 1997, cash provided by operations and borrowings, if any, from available credit facilities or from Doubletree will be sufficient to meet anticipated cash requirements.

During 1996, the Partnership entered into a three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The proceeds of the term loan were used to repay all amounts owed under the prior mortgage note and revolving credit facility, a portion of the payable to affiliate related to deferred incentive management fees and loan fees. Borrowings under the facility bear interest at the London Interbank Offering Rate ("LIBOR") plus 2.25% and are secured by all of the assets of the Hotels. Remaining principal payments on the three-year term loan amount to $1.3 million and $3.2 million for 1997 and 1998, respectively, with a lump-sum payment of $112.9 million due on March 31, 1999.

Borrowings under the revolving credit line, after repayments of $2.5 million in the first half of 1997, were reduced to $2.0 million at June 30, 1997. Outstanding borrowings are due and payable in March, 1999.

During the six months ended June 30, 1997, the Partnership made capital improvements amounting to approximately $1.1 million. These capital improvements were funded from the current year's reserve of approximately $1.6 million. Pursuant to provisions of the Management Agreement, 3% of gross revenues is required to be set aside annually for capital improvements. The General Partner does not expect capital expenditures to exceed the 3% reserve during 1997.

The Partnership borrowed an additional $2.8 million, net of changes in working capital of the Hotels, from Doubletree during the six months ended June 30, 1997.

On July 21, 1997, the General Partner declared a quarterly cash distribution of $0.55 per limited partner unit ($2.20 annualized) for the current quarter, payable on August 14, 1997 to unitholders of record on July 30, 1997. This distribution has been accrued in the accompanying consolidated financial statements.

THE MLP IS NOT CURRENTLY A TAXABLE ENTITY AND ANY INCOME TAXES ARE THE RESPONSIBILITY OF THE PARTNERS. ACCORDINGLY, NO CURRENT PROVISION FOR FEDERAL OR STATE INCOME TAXES HAS BEEN PROVIDED BY THE MLP IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS.

DURING 1987, CONGRESS PASSED THE OMNIBUS BUDGET RECONCILIATION ACT WHICH MANDATES THAT THE MLP BECOME SUBJECT TO CORPORATE TAXES ON ITS INCOME BEGINNING JANUARY 1, 1998. IN ADDITION, DISTRIBUTIONS TO PARTNERS WILL BE CONSIDERED TAXABLE DIVIDENDS TO EACH UNITHOLDER. DEFERRED INCOME TAXES HAVE BEEN PROVIDED FOR THE PROJECTED DIFFERENCES BETWEEN THE FINANCIAL ACCOUNTING AND TAX BASES OF PROPERTY AND EQUIPMENT AT JANUARY 1, 1998.

IN MAY, 1997, THE GENERAL PARTNER FORMED A SPECIAL COMMITTEE OF TWO INDEPENDENT DIRECTORS TO EVALUATE ALTERNATIVES AVAILABLE TO THE PARTNERSHIP IN CONNECTION WITH THE SCHEDULED 1998 CHANGE IN THE MLP'S TAX STATUS. THESE ALTERNATIVES INCLUDE, AMONG OTHERS, THE SALE OF THE MLP ASSETS EITHER INDIVIDUALLY OR IN TOTAL, INCORPORATING THE MLP OR CONVERTING OR MERGING THE MLP INTO A REAL ESTATE INVESTMENT TRUST. AT A BOARD MEETING IN JUNE, 1997, THE SPECIAL COMMITTEE RECOMMENDED THAT THE ASSETS OR BUSINESS OF THE MLP BE SOLD IN A VALUE MAXIMIZING TRANSACTION. AT THE SAME MEETING, THE BOARD OF DIRECTORS AUTHORIZED THE SPECIAL COMMITTEE TO PURSUE SUCH A SALE. THE SPECIAL COMMITTEE HAS ENGAGED ITS OWN INDEPENDENT LEGAL COUNSEL AND FINANCIAL ADVISORS TO ASSIST IN THIS PROCESS. CONSUMMATION OF A SALES TRANSACTION WILL BE SUBJECT TO A NUMBER OF CONDITIONS INCLUDING THE APPROVAL OF THE BOARD OF DIRECTORS AND, IN MOST INSTANCES, THE UNITHOLDERS OF THE MLP.

IN AUGUST, 1997, CONGRESS PASSED THE TAXPAYER RELIEF ACT OF 1997. THE TAXPAYER RELIEF ACT OF 1997 PROVIDES AN EXCEPTION TO THE RULE DESCRIBED ABOVE IN THAT THE PARTNERSHIP MAY ELECT TO CONTINUE TO BE TREATED AS A PARTNERSHIP FOR FEDERAL INCOME TAX PURPOSES AND NOT BE SUBJECT TO CORPORATE INCOME TAXES. HOWEVER, IF THIS ELECTION IS MADE THE PARTNERSHIP WILL BE SUBJECT TO A FEDERAL TAX EQUAL TO 3.5% OF ITS GROSS INCOME. UNDER THIS ELECTION, DISTRIBUTIONS PAID TO THE PARTNERS SHOULD CONTINUE TO BE NON-TAXABLE DISTRIBUTIONS. THE ELECTION APPLIES TO TAXABLE YEARS AFTER 1997 AND CAN LATER BE REVOKED. ONCE REVOKED IT CANNOT BE REINSTATED. THE SPECIAL COMMITTEE IS EVALUATING THE IMPACT OF THE TAXPAYER RELIEF ACT OF 1997 AND THE ELECTION MADE AVAILABLE BY THE ACT.

THERE CAN BE NO ASSURANCE THAT A SALE OF THE ASSETS OR BUSINESS OF THE MLP WILL OCCUR. IN THE EVENT SUCH A SALE DOES NOT OCCUR BEFORE JANUARY 1, 1998, THE PAYMENT OF FEDERAL TAXES BY THE MLP ON EITHER PARTNERSHIP INCOME OR GROSS INCOME WILL DIRECTLY REDUCE CASH AVAILABLE FOR PARTNER DISTRIBUTIONS.

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

                                     PART II

ITEM 5         OTHER INFORMATION

On May 1, 1997, the Board of Directors of the General Partner expanded the size of the board from four to six members and appointed two independent directors to fill the newly-created vacancies. The two new directors are Mr. Robert M. Melzer and Mr. Joseph E. Maroun. Messrs. Melzer and Maroun comprise the special committee formed to evaluate alternatives available to the Partnership in connection with the scheduled 1998 change in the Partnership's tax status.

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBIT:  The following document is filed herewith and made a part of this report:

               Exhibit  27        Financial Data Schedule

(B)  REPORT ON FORM 8-K:          None

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


                                     RED LION INNS LIMITED PARTNERSHIP

                                     By: RED LION PROPERTIES, INC.,
                                         a Delaware corporation,
                                         General Partner





Date: August 14, 1997                By: /s/William L. Perocchi
                                         ----------------------
                                         William L. Perocchi
                                         Executive Vice President and
                                           Chief Financial Officer
                                         (Principal Financial Officer and
                                                     Duly Authorized Officer)

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER
------
    27             Financial Data Schedule