Form 10-Q
period 1997-09-30
RED LION INNS LIMITED PARTNERSHIP
filed 1997-11-14
CIK 810724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 For the transition period from ______ to _____


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

                        RED LION INNS LIMITED PARTNERSHIP
                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

                                                                                                           PAGE
PART I - FINANCIAL INFORMATION

         Item 1            Consolidated Financial Statements:
                           Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996        3
                           Consolidated Statements of Operations for the three and nine months ended
                              September 30, 1997 and 1996                                                    4
                           Consolidated Statements of Partners' Capital for the nine months
                              ended September 30, 1997                                                       5
                           Consolidated Statements of Cash Flows for the nine months ended
                              September 30, 1997 and 1996                                                    6
                           Notes to Consolidated Financial Statements                                        7

         Item 2            Management's Discussion and Analysis of Financial Condition and Results
                           of Operations                                                                    13

PART II - OTHER INFORMATION

         Item 6            Exhibits and Reports on Form 8-K                                                  19


SIGNATURES                                                                                                  20

                          PART I. FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit amounts)

                                                                     (UNAUDITED)
                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         1997            1996
                                                                         ----            ----
                                        ASSETS
           Cash and cash equivalents                                  $     686        $     763

            Property and Equipment:
              Land                                                       17,705           17,705
              Buildings and improvements                                168,011          167,502
              Furnishings and equipment                                  61,193           60,694
              Construction in progress                                      891              184
                                                                      ---------        ---------
                                                                        247,800          246,085
               Less--accumulated depreciation                           (89,023)         (81,356)
                                                                      ---------        ---------
                                                                        158,777          164,729

            Other Assets                                                    959              984
                                                                      ---------        ---------

                  Total Assets                                        $ 160,422        $ 166,476
                                                                      =========        =========

                          LIABILITIES AND PARTNERS' CAPITAL
            Current Liabilities:
              Accounts payable and accrued expenses                   $       7        $      14
              Current portion of long-term payable to affiliate          18,607           20,964
              Accrued distributions to partners                           2,320            2,329
              Interest payable                                             --                 41
              Property taxes payable                                      1,392              358
              Current portion long-term debt                              3,018            2,375
                                                                      ---------        ---------
                      Total current liabilities                          25,344           26,081

            Long-Term Payable to Affiliate,
               net of current portion                                     4,345            4,345

            Long-Term Debt, net of current portion                      118,631          121,043

            Deferred Income Taxes                                         2,050            2,050
                                                                      ---------        ---------

                  Total Liabilities                                     150,370          153,519
                                                                      ---------        ---------

            Commitments and Contingencies (Note 7)

            Partners' Capital:
              Limited Partners, 4,940,000 units issued                   22,912           25,750
                Less -- 806,500 treasury units, at cost                 (11,202)         (11,202)
                                                                      ---------        ---------
              Limited Partners, net                                      11,710           14,548

              General Partner                                            (1,658)          (1,591)
                                                                      ---------        ---------
                   Total Partners' Capital                               10,052           12,957
                                                                      ---------        ---------

                  Total Liabilities and Partners' Capital             $ 160,422        $ 166,476
                                                                      =========        =========

                 See notes to consolidated financial statements.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per unit and unit amounts)
                                   (unaudited)


                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                                ------------------------------        ------------------------------
                                                   1997                1996               1997               1996
                                                   ----                ----               ----               ----
Gross Operating Profit of Hotels                $    11,866        $    12,088        $    31,703        $    31,765

Expenses:
    Property taxes                                      788                692              2,415              2,276
    Base management fee                                 887                891              2,530              2,519
    Incentive management fee                          1,647              1,680              4,376              4,387
    Depreciation                                      2,527              2,568              7,667              7,455
    Other                                               439                642              1,410              1,637
                                                -----------        -----------        -----------        -----------

         Operating income                             5,578              5,615             13,305             13,491

Interest Expense                                     (3,134)            (3,100)            (9,242)            (9,008)
                                                -----------        -----------        -----------        -----------

         Income before income taxes                   2,444              2,515              4,063              4,483

Income Tax Expense                                     --                  (91)              --                 (337)
                                                -----------        -----------        -----------        -----------

         Net income                             $     2,444        $     2,424        $     4,063        $     4,146
                                                ===========        ===========        ===========        ===========

Allocation of Net Income:
    General Partner                             $        49        $        48        $        81        $        83
                                                ===========        ===========        ===========        ===========

    Limited Partners                            $     2,395        $     2,376        $     3,982        $     4,063
                                                ===========        ===========        ===========        ===========

Net Income per Limited Partner Unit             $       .58        $       .57        $       .96        $       .98
                                                ===========        ===========        ===========        ===========

Average Limited Partner Units Outstanding         4,133,500          4,133,500          4,133,500          4,133,500
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


                                                       LIMITED PARTNERS
                                  --------------------------------------------------------
                                          ISSUED UNITS                 TREASURY UNITS
                                          ------------                 --------------          GENERAL
                                      UNITS          AMOUNT          UNITS      AMOUNT          PARTNER          TOTAL
                                      -----          ------          -----      ------          -------          -----
Balances at December 31, 1996     4,940,000      $     25,750       (806,500)     $(11,202)   $    (1,591)      $12,957

Distributions to partners                ---           (6,820)           ---           ---           (148)       (6,968)

Net income                               ---            3,982            ---           ---             81         4,063
                                  ----------     ------------     ----------    ----------    -----------     ---------

Balances at September 30, 1997    4,940,000      $     22,912       (806,500)     $(11,202)   $    (1,658)    $  10,052
                                  =========      ============     ==========     =========    ===========     =========


                 See notes to consolidated financial statements.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                    -------------
                                                                 1997            1996
                                                                 ----            ----
     Cash Flows from Operating Activities:
       Net income                                             $   4,063        $   4,146
       Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation                                            7,667            7,455
          Amortization of deferred loan costs                       327              428
          Deferred income taxes                                    --                337
          Increase in other assets                                 (302)            --
          Increase in payables and accrued expenses                 986               26
                                                              ---------        ---------

            Net cash provided by operating activities            12,741           12,392
                                                              ---------        ---------

     Cash Flows from Investing Activities:
       Purchases of property and equipment, net                  (1,715)          (8,050)
                                                              ---------        ---------

     Cash Flows from Financing Activities:
       Cash distributions to partners                            (6,977)          (6,986)
       Repayments of advances from affiliate, net                (2,357)          (4,702)
       Payments on long-term debt                                (1,769)        (101,969)
       Proceeds from long-term debt                                --            120,000
       Net repayments under revolving credit facility              --             (8,302)
       Additions to deferred loan costs                            --             (1,311)
       Net increase in other long-term obligations                 --                104
                                                              ---------        ---------

            Net cash used in financing activities               (11,103)          (3,166)
                                                              ---------        ---------

     Net increase (decrease) in cash                                (77)           1,176
       Cash and Cash Equivalents at Beginning of Period             763              229
                                                              ---------        ---------
       Cash and Cash Equivalents at End of Period             $     686        $   1,405
                                                              =========        =========

     Supplemental Disclosure of Cash Flow Information:
       Cash paid for interest                                 $   8,956        $   9,309
                                                              =========        =========


                 See notes to consolidated financial statements.

                        RED LION INNS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Red Lion Inns Limited Partnership, a Delaware limited partnership (the "Partnership") and its subsidiary limited partnership, Red Lion Inns Operating L.P., a Delaware limited partnership (the "Operating Partnership;" collectively, the "MLP"). The MLP was organized on April 14, 1987 for the purpose of acquiring and owning, through the Operating Partnership, ten Red Lion hotels (the "Hotels" or individually, a "Hotel), which continue to be managed under a long-term management agreement (the "Management Agreement") with Red Lion Hotels, Inc. ("Red Lion"), a wholly-owned subsidiary of Doubletree Corporation pursuant to the November 8, 1996 merger in which Doubletree Corporation acquired 100% of Red Lion (collectively, "Doubletree"). The Management Agreement expires in 2012 and can be extended for an additional ten five-year periods. The general partner of the MLP is Red Lion Properties, Inc. (the "General Partner"), an indirect, wholly owned subsidiary of Doubletree. As of September 30, 1997 all of the hotels have been rebranded "Doubletree." All significant intercompany transactions and accounts have been eliminated.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, primarily eliminations of all significant intercompany transactions and accounts) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the MLP's annual report on Form 10-K for the year ended December 31, 1996, as filed with Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the full year.

Cash Equivalents

All short-term, highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents for purposes of the statements of cash flows.

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

PROJECTED DIFFERENCES BETWEEN THE FINANCIAL ACCOUNTING AND TAX BASES OF PROPERTY AND EQUIPMENT AT JANUARY 1, 1998.

IN MAY, 1997, THE GENERAL PARTNER FORMED A SPECIAL COMMITTEE OF TWO INDEPENDENT DIRECTORS TO EVALUATE ALTERNATIVES AVAILABLE TO THE MLP IN CONNECTION WITH THE SCHEDULED 1998 CHANGE IN THE MLP'S TAX STATUS. THESE ALTERNATIVES INCLUDE, AMONG OTHERS, THE SALE OF THE MLP ASSETS EITHER INDIVIDUALLY OR IN TOTAL, INCORPORATING THE MLP OR CONVERTING OR MERGING THE MLP INTO A REAL ESTATE INVESTMENT TRUST. AT A BOARD MEETING IN JUNE, 1997, THE SPECIAL COMMITTEE RECOMMENDED THAT THE ASSETS OR BUSINESS OF THE MLP BE SOLD IN A VALUE MAXIMIZING TRANSACTION. AT THE SAME MEETING, THE BOARD OF DIRECTORS AUTHORIZED THE SPECIAL COMMITTEE TO PURSUE SUCH A SALE. THE SPECIAL COMMITTEE ENGAGED ITS OWN INDEPENDENT LEGAL COUNSEL AND FINANCIAL ADVISORS TO ASSIST IN THIS PROCESS.

IN AUGUST 1997, CONGRESS PASSED THE TAXPAYER RELIEF ACT OF 1997. THE TAXPAYER RELIEF ACT OF 1997 PROVIDES AN EXCEPTION TO THE RULE DESCRIBED ABOVE IN THAT THE MLP MAY ELECT TO CONTINUE TO BE TREATED AS A PARTNERSHIP FOR FEDERAL INCOME TAX PURPOSES AND NOT BE SUBJECT TO FEDERAL OR STATE CORPORATE INCOME TAXES. HOWEVER, IF THIS ELECTION IS MADE THE MLP WILL BE SUBJECT TO A FEDERAL TAX EQUAL TO 3.5% OF ITS GROSS INCOME AND STATE TAXES TO THE EXTENT STATES HAVE ENACTED A PARTNERSHIP GROSS INCOME TAX. UNDER THIS ELECTION, DISTRIBUTIONS PAID TO THE PARTNERS SHOULD CONTINUE TO BE NON-TAXABLE DISTRIBUTIONS. THE ELECTION APPLIES TO TAXABLE YEARS AFTER 1997 AND CAN LATER BE REVOKED. ONCE REVOKED IT CANNOT BE REINSTATED.


THE GENERAL PARTNER AND THE SPECIAL COMMITTEE CONTINUE TO EVALUATE AND PURSUE THE SALE OF THE ASSETS OR BUSINESS OF THE MLP. THERE ARE ONGOING NEGOTIATIONS WITH A NUMBER OF INTERESTED PARTIES. IF NEGOTIATIONS WITH ANY PARTY ARE SUCCESSFUL, THE CLOSING OF THE SALE IS EXPECTED TO OCCUR IN TWO TO SIX MONTHS. CONSUMMATION OF A SALES TRANSACTION WILL BE SUBJECT TO A NUMBER OF CONDITIONS INCLUDING THE APPROVAL OF THE BOARD OF DIRECTORS AND, IN MOST INSTANCES, THE UNITHOLDERS OF THE MLP.



THERE CAN BE NO ASSURANCE THAT A SALE OF THE ASSETS OR BUSINESS OF THE MLP WILL OCCUR OR THAT ANY OTHER TRANSACTION CAN BE COMPLETED THAT WILL LESSEN THE ADVERSE TAX IMPACT AFTER DECEMBER 31, 1997. IN THE EVENT SUCH A SALE DOES NOT OCCUR BEFORE JANUARY 1, 1998, THE PAYMENT OF TAXES BY THE MLP ON EITHER PARTNERSHIP INCOME OR GROSS INCOME WILL DIRECTLY REDUCE CASH AVAILABLE FOR PARTNER DISTRIBUTIONS.

3.       LONG-TERM DEBT

During April 1996, the MLP entered into a three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The proceeds of the term loan were used to repay all amounts owed under the prior mortgage note and revolving credit facility, a portion of the payable to affiliate (related to deferred incentive management fees) and loan fees incurred to consummate the financing. The facility is secured by all of the assets of the Hotels. Borrowings under the term loan bear interest at the London Interbank Offering Rate ("LIBOR") plus 2.25% (8.00% at September 30, 1997). Borrowings under the revolving credit line bear interest, at the MLP's election, at either LIBOR plus 2.25% or the prime rate plus 1.25%. At September 30, 1997, all outstanding borrowings bear interest at LIBOR plus 2.25% (8.00%), total $4.5 million, and are due and payable on March 31, 1999. Accordingly, this balance is classified as long-term in the accompanying balance sheets. The remaining principal payments due on the three-year term loan totaled $0.7 million and $3.2 million for 1997 and 1998, respectively, with a lump-sum payment of $112.9 million due on March 31, 1999. Long-term debt also includes approximately $0.4 million in other long-term obligations related to special tax assessments that the MLP has elected to pay out over a 20-year period. These long-term obligations have varying maturity dates ranging from August 2009 to June 2016.

Interest Rate Swap Agreements

At September 30, 1997, the MLP had four interest rate swap agreements outstanding which have substantially converted $100 million of debt from floating LIBOR based rates to fixed rates ranging from 6.17% to 6.23% (prior to the applicable margin). The agreements expire from December 1998 to March 1999. Interest expense incurred by the MLP relating to interest rate swap agreements for the three and nine month periods ended September 30, 1997, was approximately $110,000 and $363,000, respectively, and is included in interest expense.

4.       MANAGEMENT FEES

In accordance with the Management Agreement, the MLP pays base and incentive management fees to Doubletree. Base management fees payable are equal to 3% of the annual gross revenues of the Hotels. Incentive management fees payable are equal to the sum of 15% of annual adjusted gross operating profit up to $36 million (operating profit target) and 25% of annual adjusted gross operating profit in excess of the operating profit target. Adjusted gross operating profit is calculated by subtracting the base management fee expense from the gross operating profit of Hotels as shown in the accompanying consolidated financial statements. The MLP may defer payment of the incentive fees to Doubletree to the extent that the calculation of Cash Flow for Incentive Fees, as defined in the Management Agreement, on an annual basis, does not exceed $2.20 per unit ("Priority Return"). Currently, the incentive management fee is accrued at 15% of the quarter's adjusted gross operating profit regardless of whether cash flow is adequate to pay the incentive management fee on an interim basis, if cash flow is expected to be available for payment of the incentive management fee on an annual basis.

5.       CASH DISTRIBUTIONS TO PARTNERS

In accordance with the Partnership's Amended and Restated Agreement of Limited Partnership, cash distributions to partners may be made from Cash Flow Available for Distribution, as defined. As discussed in Note 4, the incentive management fee is payable only to the extent that cash flow available after payment of the cash distributions to partners exceeds the Priority Return.

The following table calculates Cash Flow Available for Distribution and Incentive Management Fees ("Cash Flow") for the three and nine-month periods ended September 30, 1996 and 1997. Cash Flow is defined as pre-tax income (or loss) before noncash charges (primarily depreciation and amortization) and incentive management fees, but after the reserve for capital improvements and principal payments on certain debt.

                                                               (In thousands except per unit amounts)
                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                 ----------------------------          ---------------------------
                                                    1997              1996               1997               1996
                                                    ----              ----               ----               ----

Net income                                      $     2,444        $     2,424        $     4,063        $     4,146
Add (deduct):
  Depreciation                                        2,527              2,568              7,667              7,455
  Incentive management fee                            1,647              1,680              4,376              4,387
  Amortization of deferred loan costs                   109                109                327                428
  Cash reserved for capital improvements               (887)              (891)            (2,530)            (2,519)
  Repayments on term loan                              (625)              (500)            (1,750)            (1,532)
  Deferred income tax provision                        --                   91               --                  337
                                                -----------        -----------        -----------        -----------

Cash Flow                                             5,215              5,481             12,153             12,702
Less:  Priority Return                               (2,320)            (2,329)            (6,968)            (6,986)
                                                -----------        -----------        -----------        -----------

Cash Flow available for payment of
 incentive management fees                            2,895              3,152              5,185              5,716

Less:  Current incentive management fee              (1,647)            (1,680)            (4,376)            (4,387)
                                                -----------        -----------        -----------        -----------

  Excess cash flow                              $     1,248        $     1,472        $       809        $     1,329
                                                ===========        ===========        ===========        ===========

Cash Flow per unit                              $      1.24        $      1.29        $      2.88        $      3.00
                                                ===========        ===========        ===========        ===========

Average Limited Partner Units Outstanding         4,133,500          4,133,500          4,133,500          4,133,500
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

Beginning January 1, 1998, federal tax law mandates that the MLP become subject to corporate taxes on its income or, at its election remain a partnership for tax purposes and pay a gross income tax. The MLP is not currently a taxable entity. The payment of such taxes by the MLP will directly reduce cash available for partner distributions. If the MLP elects to pay corporate income taxes, distributions to partners after December 31, 1997 will be considered taxable dividends. Although the MLP has historically distributed the Priority Return to limited partners, there is no assurance this will continue after December 31, 1997. In addition, the Priority Return can be used to repay certain indebtedness owed to Doubletree or to fund capital improvements, also reducing cash flow available for distribution to limited partners.

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

All MLP personnel are employees of Doubletree and its affiliates. All costs for services of such employees are reimbursed to Doubletree by the Operating Partnership. These costs include salaries, wages, payroll taxes and other employee benefits. Additionally, auxiliary enterprises owned by Doubletree or its affiliates sell operating supplies, furnishings and equipment to the MLP.

Amounts payable to affiliate consists of the following (in thousands):

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   1997            1996
                                                                   ----            ----

         Advances from Doubletree                                $ 19,930        $ 20,060
         General Partner Credit Facility                            3,726           3,726
         Deferred Incentive Management Fees                           619             700
                                                                 --------        --------
               Total due to Doubletree                             24,275          24,486
         Plus:  Hotel working capital (surplus) deficit            (1,323)            823
                                                                 --------        --------
         Payable to affiliate net of hotel working capital         22,952          25,309
         Less:  Current portion                                   (18,607)        (20,964)
                                                                 --------        --------
               Long-term portion                                 $  4,345        $  4,345
                                                                 ========        ========

Advances from Doubletree consist primarily of funds advanced for capital improvements in excess of the reserve (equal to 3% of revenues required by the provisions of the Management Agreement) and incentive management fees earned but unpaid in the current year. Amounts advanced bear interest at the prime rate plus 0.5% (9.0% at September 30, 1997). The Hotel working capital consists of the current assets and current liabilities of the Hotels, including cash held in hotel accounts, accounts receivable, inventories, prepaid expenses, hotel accounts payable and certain taxes other than property, income and payroll taxes. Since Doubletree has operating responsibilities associated with the Hotels, these current asset and current liability items are excluded from the accompanying consolidated financial statements and are assumed to be liquidated into cash and used to pay down the payable to affiliate from $24.3 million to $23.0 million at September 30, 1997.

During the first 36 months of operation, which ended April 30, 1990, the General Partner advanced, on a non-interest basis, amounts under the General Partner Credit Facility to fund distributions of the Priority Return. The MLP anticipates this amount will be repaid out of either (i) cash flow after payment of the Priority Return and incentive management fees, or (ii) sale or refinancing proceeds prior to any distribution to limited partners. Accordingly, the credit facility is classified as long-term.

Deferred incentive management fees are non-interest bearing and are payable from either (i) 25% of cash flow in excess of the Priority Return and the current incentive management fee or (ii) sale or refinancing proceeds. At September 30, 1997 all of this balance is classified as long-term.

The following schedule reflects the operating revenues and expenses of the Hotels not reflected in the accompanying consolidated financial statements (in thousands):

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                             ---------------------       ---------------------
                                               1997          1996          1997          1996
                                               ----          ----          ----          ----
Revenues:
  Rooms                                      $19,249       $19,094       $52,161       $51,004
  Food and beverage                            7,378         7,706        23,401        24,237
  Other                                        2,939         2,896         8,779         8,728
                                             -------       -------       -------       -------

    Total revenues                            29,566        29,696        84,341        83,969
                                             -------       -------       -------       -------

Departmental direct expenses:
  Rooms                                        4,439         4,529        12,993        12,659
  Food and beverage                            6,197         6,313        19,248        19,563
  Other                                        1,011         1,028         2,999         3,176
                                             -------       -------       -------       -------
    Total departmental direct expenses        11,647        11,870        35,240        35,398
                                             -------       -------       -------       -------

Hotel indirect expenses:
    Administrative and general                 2,217         2,307         6,851         6,887
    Sales, promotion and advertising           1,883         1,508         4,886         4,283
    Utilities                                    923           928         2,518         2,587
    Repairs and maintenance                    1,030           995         3,143         3,049
                                             -------       -------       -------       -------
    Total hotel indirect expenses              6,053         5,738        17,398        16,806
                                             -------       -------       -------       -------

    Gross operating profit of hotels         $11,866       $12,088       $31,703       $31,765
                                             =======       =======       =======       =======

7.       COMMITMENTS AND CONTINGENCIES

At September 30, 1997, the MLP had commitments relating to capital improvement projects of approximately $1.2 million.

The MLP is subject to litigation arising in the ordinary course of business. In the opinion of the General Partner, these actions will not have a material adverse effect, if any, on the financial position or results of operations or liquidity of the MLP or its subsidiary.

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

IN MAY 1997, THE GENERAL PARTNER FORMED A SPECIAL COMMITTEE OF TWO INDEPENDENT DIRECTORS TO EVALUATE ALTERNATIVES AVAILABLE TO THE MLP IN CONNECTION WITH THE SCHEDULED 1998 CHANGE IN THE MLP'S TAX STATUS. THESE ALTERNATIVES INCLUDE, AMONG OTHERS, THE SALE OF THE MLP ASSETS EITHER INDIVIDUALLY OR IN TOTAL, INCORPORATING THE MLP OR CONVERTING OR MERGING THE MLP INTO A REAL ESTATE INVESTMENT TRUST. AT A BOARD MEETING IN JUNE 1997, THE SPECIAL COMMITTEE RECOMMENDED THAT THE ASSETS OR BUSINESS OF THE MLP BE SOLD IN A VALUE MAXIMIZING TRANSACTION. AT THE SAME MEETING, THE BOARD OF DIRECTORS AUTHORIZED THE SPECIAL COMMITTEE TO PURSUE SUCH A SALE. THE SPECIAL COMMITTEE ENGAGED ITS OWN INDEPENDENT LEGAL COUNSEL AND FINANCIAL ADVISORS TO ASSIST IN THIS PROCESS.

IN AUGUST 1997, CONGRESS PASSED THE TAXPAYER RELIEF ACT OF 1997. THE TAXPAYER RELIEF ACT OF 1997 PROVIDES AN EXCEPTION TO THE RULE DESCRIBED ABOVE IN THAT THE MLP MAY ELECT TO CONTINUE TO BE TREATED AS A PARTNERSHIP FOR FEDERAL INCOME TAX PURPOSES AND NOT BE SUBJECT TO FEDERAL OR STATE CORPORATE INCOME TAXES. HOWEVER, IF THIS ELECTION IS MADE THE MLP WILL BE SUBJECT TO A FEDERAL TAX EQUAL TO 3.5% OF ITS GROSS INCOME AND STATE TAXES TO THE EXTENT STATES HAVE ENACTED A PARTNERSHIP GROSS INCOME TAX. UNDER THIS ELECTION, DISTRIBUTIONS PAID TO THE PARTNERS SHOULD CONTINUE TO BE NON-TAXABLE DISTRIBUTIONS. THE ELECTION APPLIES TO TAXABLE YEARS AFTER 1997 AND CAN LATER BE REVOKED. ONCE REVOKED IT CANNOT BE REINSTATED.

THE GENERAL PARTNER AND THE SPECIAL COMMITTEE CONTINUE TO EVALUATE AND PURSUE THE SALE OF THE ASSETS OR BUSINESS OF THE MLP. THERE ARE ONGOING NEGOTIATIONS WITH A NUMBER OF INTERESTED PARTIES. IF NEGOTIATIONS WITH ANY PARTY ARE SUCCESSFUL, THE CLOSING OF THE SALE IS EXPECTED TO OCCUR IN TWO TO SIX MONTHS. CONSUMMATION OF A SALES TRANSACTION WILL BE SUBJECT TO A NUMBER OF CONDITIONS INCLUDING THE APPROVAL OF THE BOARD OF DIRECTORS AND, IN MOST INSTANCES, THE UNITHOLDERS OF THE MLP.


THERE CAN BE NO ASSURANCE THAT A SALE OF THE ASSETS OR BUSINESS OF THE MLP WILL OCCUR OR THAT ANY OTHER TRANSACTION CAN BE COMPLETED THAT WILL LESSEN THE ADVERSE TAX IMPACT AFTER DECEMBER 31, 1997. IN THE EVENT SUCH A SALE DOES NOT OCCUR BEFORE JANUARY 1, 1998, THE PAYMENT OF TAXES BY THE MLP ON EITHER PARTNERSHIP INCOME OR GROSS INCOME WILL DIRECTLY REDUCE CASH AVAILABLE FOR PARTNER DISTRIBUTIONS.

RESULTS OF OPERATIONS

Gross Operating Profit of the Hotels consists of the following (in thousands):

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,              SEPTEMBER 30,
                                          ---------------------       ---------------------
                                            1997          1996          1997          1996
                                            ----          ----          ----          ----

Rooms profit                              $14,810       $14,565       $39,168       $38,345
Food and beverage profit                    1,181         1,393         4,153         4,674
Other profit                                1,928         1,868         5,780         5,552
                                          -------       -------       -------       -------
   Departmental profit                     17,919        17,826        49,101        48,571
                                          -------       -------       -------       -------

Hotel indirect expenses:
   Administrative and general               2,217         2,307         6,851         6,887
   Sales, promotion and advertising         1,883         1,508         4,886         4,283
   Utilities                                  923           928         2,518         2,587
   Repairs and maintenance                  1,030           995         3,143         3,049
                                          -------       -------       -------       -------
Total Hotel indirect expenses               6,053         5,738        17,398        16,806
                                          -------       -------       -------       -------

   Gross Operating Profit of Hotels       $11,866       $12,088       $31,703       $31,765
                                          =======       =======       =======       =======

A summary of occupancy and room rates for the Hotels follows:

                            THREE MONTHS ENDED           NINE MONTHS ENDED
                               SEPTEMBER 30,                SEPTEMBER 30,
                         --------------------------   ---------------------------
                             1997           1996         1997          1996
                             ----           ----         ----          ----
Occupancy percentage           78.1%         80.7%         72.9%         74.1%

Average room rate          $   86.81     $   83.47     $   84.97     $   81.49

REVPAR                     $   67.77     $   67.35     $   61.94     $   60.37

Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996

Rooms profit increased by approximately $300,000 or 2% to $14.8 million for the three months ended September 30, 1997 compared to $14.6 million for the three months ended September 30, 1996. This increase is the result of an increase in the average room rate offset by a decrease in occupancy, which is reflected in the decrease in rooms expense of approximately $100,000.

Food and beverage profit decreased approximately $200,000 to $1.2 million for the three months ended September 30, 1997 compared to the same period in 1996. The profit margin also declined from 18.1% of 1996 third quarter food and beverage revenues to 16.0% of 1997 third quarter food and beverage revenues. This decrease is the result of lower revenues (a decrease of $300,000) generated by two of the larger hotels without a corresponding decrease in food and beverage costs.

Hotel indirect expenses increased approximately $300,000 or 6% in the three months ended September 30, 1997 compared to the three months ended September 30, 1996. This increase is due primarily to an increase in sales, promotion and advertising expense attributable to the conversion from the "Red Lion" brand to the "Doubletree" brand on June 9, 1997, offset by a slight decrease in administrative and general expense. The Hotels incurred approximately $300,000 in conversion costs including one-time charges for advertising, public relations, in-house promotions and miscellaneous conversion costs incurred by the Hotels. Excluding these one-time charges, sales, promotion and advertising expense increased by less than 5%.

Operating income remained flat at $5.6 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. As a percentage of gross operating profit of Hotels, operating income increased to 47% for the three months ended September 30, 1997 as compared to 46% for the three months ended September 30, 1996, despite the decline in gross operating profit of Hotels. This slight increase is due primarily to lower depreciation and other expenses in the quarter ending September 30, 1997 as compared to the same quarter of 1996.

Interest expense was constant at $3.1 million for the three months ended September 30, 1997 and September 30, 1996, respectively.

During the three months ended September 30, 1996, the MLP provided for deferred income tax of approximately $91,000. During the three months ended September 30, 1997, no deferred income tax provision was necessary. The MLP is not currently a taxable entity. Beginning January 1, 1998, federal tax law mandates that the MLP become subject to corporate taxes on its income or at the MLP's election, pay federal tax equal to 3.5% of its gross income and state taxes to the extent states have enacted a partnership gross income tax. Deferred income tax arises primarily from differences in depreciation for financial accounting and tax purposes that are expected to exist at January 1, 1998.

During the three months ended September 30, 1997, net income was $2.4 million ($.58 per limited partner unit) compared to net income of $2.4 million ($0.57 per limited partner unit) for the comparable three months ended September 30, 1996.

Cash Flow Available for Distribution and Incentive Management Fees ("Cash Flow") for the three months ended September 30, 1997 was approximately $5.2 million ($1.24 per limited partner unit) compared to the three months ended September 30, 1996 of approximately $5.5 million ($1.29 per limited partner unit). The decline in Cash Flow is due primarily to the higher principal payments and interest expense under the term loan and lower depreciation expense and incentive management fees recorded in the third quarter of 1997 as compared to the third quarter of 1996.

Once the MLP becomes subject to income taxes beginning January 1, 1998, the payment of taxes on either partnership income or gross income will directly reduce cash available for partner distributions. If the MLP elects to pay corporate income taxes, distributions to partners after December 31, 1997 will be considered taxable dividends.

Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996

Rooms profit increased approximately $800,000 or 2% to $39.2 million for the nine months ended September 30, 1997 compared to $38.3 million for the nine months ended September 30, 1996. This increase is the result of an increase in the average room rate, offset by a decrease in occupancy.

Food and beverage profit decreased approximately $500,000 or 11% to $4.2 million for the nine months ended September 30, 1997 compared to the same period in 1996. The year to date profit margin also declined from 19.3% of 1996 food and beverage revenues to 17.7% of 1997 food and beverage revenues. This decrease is due principally to higher margin group banquet revenue realized in the first half of 1996 by two Hotels located in Northwestern Oregon which benefited from additional catering and group banquet business as a result of the flooding in the Pacific Northwest during 1996.

Hotel indirect expenses increased by approximately $600,000 or 4% in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. This increase is due primarily to an increase in sales, promotion and advertising expense attributable to the conversion from the "Red Lion" brand to the "Doubletree" brand on June 9, 1997, as well as an increase in repairs and maintenance expense, offset by reductions in utilities and administrative and general expenses. The Hotels incurred approximately $500,000 in conversion costs including one-time charges for advertising, public relations, in-house promotions and miscellaneous conversion costs incurred by the Hotels. Excluding these one-time charges, sales, promotion and advertising expense increased approximately $100,000 or 2%.

Operating income decreased from $13.5 million for the nine months ended September 30, 1996 to $13.3 million for the nine months ended September 30, 1997, a decrease of 1%. As a percentage of gross operating profit of Hotels, operating income remained at 42% for the nine months ended September 30, 1997 and 1996, respectively. The slight decrease in operating income is primarily the result of higher property taxes and depreciation expense due to assets placed in service in late 1996 and early 1997, after significant renovations at four hotels, offset by a reduction in other expenses resulting from lower administrative fees charged by the General Partner.

The MLP recognized $4.4 million in each of the nine month periods ended September 30, 1997 and 1996, respectively, of incentive management fees payable to Doubletree. The current incentive management fee is payable only to the extent there is cash flow available for its payment.

Interest expense increased $200,000 to $9.2 million in the nine months ended September 30, 1997 as compared to $9.0 million for the nine months ended September 30, 1996. The additional expense is due primarily to higher average debt levels and interest rate swap adjustments.

During the nine months ended September 30, 1996, the MLP provided for deferred income taxes of approximately $337,000. During the nine months ended September 30, 1997, no deferred income tax provision was necessary. The MLP is not currently a taxable entity. Beginning January 1, 1998, federal tax law mandates that the MLP become subject to corporate taxes on its income or at the MLP's election, pay federal taxes equal to 3.5% of its gross income and state taxes to the extent that states have enacted a partnership gross income tax. Deferred income tax arises primarily from differences in depreciation for financial accounting and tax purposes that are expected to exist at January 1, 1998.

During the nine months ended September 30, 1997, net income was $4.1 million ($.96 per limited partner unit) compared to $4.1 million ($0.98 per limited partner unit) for the comparable nine months ended September 30, 1996.

Cash Flow for the nine months ended September 30, 1997 was approximately $12.2 million ($2.88 per limited partner unit) compared to $12.7 million ($3.00 per limited partner unit) during the comparable prior period. The decrease in Cash Flow is due to higher principal payments and interest expense under the term loan and reductions in amortization of deferred loan costs and the deferred income tax provision.

Once the MLP becomes subject to income taxes beginning January 1, 1998, the payment of taxes on either partnership income or gross income will directly reduce cash available taxes for partner distributions. If the MLP elects to pay corporate income taxes, distributions to partners after December 31, 1997 will be considered taxable dividends.

LIQUIDITY AND CAPITAL RESOURCES

The MLP's principal source of cash is from Hotel operations. During the nine months ended September 30, 1997, the Hotels generated sufficient cash from operations to cover operating needs. The MLP generated $12.7 million from operating activities for the nine months ended September 30, 1997, compared to $12.4 million generated in the same period in 1996. It is expected that for 1997, cash provided by operations and borrowings, if any, from available credit facilities or from Doubletree will be sufficient to meet anticipated cash requirements.


During 1996, the MLP entered into a three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The proceeds of the term loan were used to repay all amounts owed under the prior mortgage note and revolving credit facility, a portion of the payable to affiliate related to deferred incentive management fees and loan fees. The facility is secured by all of the assets of the hotels. Borrowings under the term loan bear interest at the London Interbank Offering Rate ("LIBOR") plus 2.25%. Borrowings under the revolving credit line bear interest, at the MLP's election, at either LIBOR plus 2.25% or the prime rate plus 1.25%. Remaining principal payments on the three-year term loan amount to $0.7 million and $3.2 million for 1997 and 1998, respectively, with a lump-sum payment of $112.9 million due on March 31, 1999. Borrowings under the revolving credit line total $4.5 million at September 30, 1997 and are due and payable in March 1999.

During the nine months ended September 30, 1997, the MLP made capital improvements amounting to approximately $1.7 million. These capital improvements were funded from the current year's reserve of approximately $2.5 million. Pursuant to provisions of the Management Agreement, 3% of gross revenues is required to be set aside annually for capital improvements. The General Partner does not expect capital expenditures to exceed the 3% reserve during 1997.

The MLP has repaid $2.4 million, net of advances and changes in working capital of the Hotels, to Doubletree during the nine months ended September 30, 1997.

On October 21, 1997, the General Partner declared a quarterly cash distribution of $0.55 per limited partner unit ($2.20 annualized) for the current quarter, payable on November 14, 1997 to unitholders of record on October 31, 1997. This distribution has been accrued in the accompanying consolidated financial statements.

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

IN MAY 1997, THE GENERAL PARTNER FORMED A SPECIAL COMMITTEE OF TWO INDEPENDENT DIRECTORS TO EVALUATE ALTERNATIVES AVAILABLE TO THE MLP IN CONNECTION WITH THE SCHEDULED 1998 CHANGE IN THE MLP'S TAX STATUS. THESE ALTERNATIVES INCLUDE, AMONG OTHERS, THE SALE OF THE MLP ASSETS EITHER INDIVIDUALLY OR IN TOTAL, INCORPORATING THE MLP OR CONVERTING OR MERGING THE MLP INTO A REAL ESTATE INVESTMENT TRUST. AT A BOARD MEETING IN JUNE 1997, THE SPECIAL COMMITTEE RECOMMENDED THAT THE ASSETS OR BUSINESS OF THE MLP BE SOLD IN A VALUE MAXIMIZING TRANSACTION. AT THE SAME MEETING, THE BOARD OF DIRECTORS AUTHORIZED THE SPECIAL COMMITTEE TO PURSUE SUCH A SALE. THE SPECIAL COMMITTEE ENGAGED ITS OWN INDEPENDENT LEGAL COUNSEL AND FINANCIAL ADVISORS TO ASSIST IN THIS PROCESS.

IN AUGUST 1997, CONGRESS PASSED THE TAXPAYER RELIEF ACT OF 1997. THE TAXPAYER RELIEF ACT OF 1997 PROVIDES AN EXCEPTION TO THE RULE DESCRIBED ABOVE IN THAT THE MLP MAY ELECT TO CONTINUE TO BE TREATED AS A PARTNERSHIP FOR FEDERAL INCOME TAX PURPOSES AND NOT BE SUBJECT TO FEDERAL OR STATE CORPORATE INCOME TAXES. HOWEVER, IF THIS ELECTION IS MADE THE MLP WILL BE SUBJECT TO A FEDERAL TAX EQUAL TO 3.5% OF ITS GROSS INCOME AND STATE TAXES TO THE EXTENT STATES HAVE ENACTED A PARTNERSHIP GROSS INCOME TAX. UNDER THIS ELECTION, DISTRIBUTIONS PAID TO THE PARTNERS SHOULD CONTINUE TO BE NON-TAXABLE DISTRIBUTIONS. THE ELECTION APPLIES TO TAXABLE YEARS AFTER 1997 AND CAN LATER BE REVOKED. ONCE REVOKED IT CANNOT BE REINSTATED.

THE GENERAL PARTNER AND THE SPECIAL COMMITTEE CONTINUE TO EVALUATE AND PURSUE THE SALE OF THE ASSETS OR BUSINESS OF THE MLP. THERE ARE ONGOING NEGOTIATIONS WITH A NUMBER OF INTERESTED PARTIES. IF NEGOTIATIONS WITH ANY PARTY ARE SUCCESSFUL, THE CLOSING OF THE SALE IS EXPECTED TO OCCUR IN TWO TO SIX MONTHS. CONSUMMATION OF A SALES TRANSACTION WILL BE SUBJECT TO A NUMBER OF CONDITIONS INCLUDING THE APPROVAL OF THE BOARD OF DIRECTORS AND, IN MOST INSTANCES, THE UNITHOLDERS OF THE MLP.

THERE CAN BE NO ASSURANCE THAT A SALE OF THE ASSETS OR BUSINESS OF THE MLP WILL OCCUR OR THAT ANY OTHER TRANSACTION CAN BE COMPLETED THAT WILL LESSEN THE ADVERSE TAX IMPACT AFTER DECEMBER 31, 1997. IN THE EVENT SUCH A SALE DOES NOT OCCUR BEFORE JANUARY 1, 1998, THE PAYMENT OF TAXES BY THE MLP ON EITHER PARTNERSHIP INCOME OR GROSS INCOME WILL DIRECTLY REDUCE CASH AVAILABLE FOR PARTNER DISTRIBUTIONS.

                                 **************


The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the MLP may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: national or local economic conditions affecting the supply and demand for hotel space, competition in hotel operations, including additional or improved services or facilities of competitors, price pressures, continuing availability of capital to fund growth and improvements and the impact of tax legislation, the inability to complete a sales transaction by year end as well as other factors detailed by management's discussion and analysis. The forward-looking statements should be considered in light of these factors.

                                     PART II

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT:  The following document is filed herewith and made a part of this report:

               Exhibit  27        Financial Data Schedule

(b)      REPORTS ON FORM 8-K:             None

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


                                    RED LION INNS LIMITED PARTNERSHIP

                                    By:      RED LION PROPERTIES, INC.,
                                             a Delaware corporation,
                                             General Partner





Date: November 14, 1997             By:      /s/     William L. Perocchi
                                             ---------------------------
                                             William L. Perocchi
                                             Executive Vice President and
                                               Chief Financial Officer
                                             (Principal Financial Officer and
                                                      Duly Authorized Officer)

                                INDEX OF EXHIBITS
EXHIBIT
NUMBER

    27             Financial Data Schedule