Form 10-K
period 1997-12-31
RED LION INNS LIMITED PARTNERSHIP
filed 1998-03-31
CIK 810724

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-9443

                       RED LION INNS LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3029959
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

   410 N. 44TH STREET, SUITE 700, PHOENIX,                         85008
                   ARIZONA                                       (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (602) 220-6666
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
    Units representing limited partnership                American Stock Exchange
                  interests

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of units of non-voting limited partnership interests held by non-affiliates was $100,237,375 at March 27, 1998, and is based on a closing price of $24.25 and 4,133,500 units outstanding and held by non-affiliates.
================================================================================

                       RED LION INNS LIMITED PARTNERSHIP

                              REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                              PAGE
                                                                              ----
PART I
  Item 1      Business....................................................      1
  Item 2      Properties..................................................      7
  Item 3      Legal Proceedings...........................................      7
  Item 4      Submission of Matters to a Vote of Security Holders.........      7
PART II
  Item 5      Market for the Registrant's Common Equity and Related
                Stockholder Matters.......................................      7
  Item 6      Selected Financial Data.....................................      8
  Item 7      Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................      9
  Item 8      Financial Statements and Supplementary Data.................     17
  Item 9      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................     35
PART III
  Item 10     Directors and Executive Officers of the Registrant..........     35
  Item 11     Executive Compensation......................................     36
  Item 12     Security Ownership of Certain Beneficial Owners and
                Management................................................     37
  Item 13     Certain Relationships and Related Transactions..............     37
PART IV
  Item 14     Exhibits, Financial Statement Schedules and Reports on Form
                8-K.......................................................     39
SIGNATURES................................................................     41

                                     PART I

ITEM 1  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Red Lion Inns Limited Partnership and its subsidiary limited partnership, Red Lion Inns Operating L.P. (the "Partnership" and the "Operating Partnership", respectively; collectively, the "MLP"), were formed in 1987 under the Delaware Revised Uniform Limited Partnership Act for the purpose of owning, through the Operating Partnership, ten Red Lion hotels (the "Hotels" or individually, a "Hotel"). The Hotels had been previously owned by Red Lion, a California Limited Partnership ("Historical Red Lion").

     On April 14, 1987, the Partnership completed an initial public offering of units representing limited partnership interests ("Unit" or "Units"), the proceeds from which were $98.8 million. These proceeds, accompanied by a $105.9 million mortgage loan, were used to acquire the Hotels, through the Operating Partnership, from Historical Red Lion for $195.0 million. Since the completion of this acquisition, the MLP's limited partners have had an effective 98.01% ownership interest in the Hotels, with the general partner retaining the remaining 1.99 % ownership interest. From April 14, 1987 through December 31, 1997, the day-to-day management of the Hotels was conducted pursuant to a management agreement ("Old Management Agreement") between the Operating Partnership and Historical Red Lion or its successor. Since January 1, 1998 the day-to-day management of the Hotels has been conducted pursuant to the New Management Agreement (as defined below), which contains substantially similar economic terms to those set forth in the Old Management Agreement (see the description of the New Management Agreement under "Recent Developments" in Part I of this report).

     Red Lion Hotels, Inc. ("Red Lion") was incorporated in Delaware in March 1994. On August 1, 1995 (the "Formation Date"), Historical Red Lion contributed substantially all of its assets (excluding 17 hotels, certain minority joint venture interests and certain current assets) and certain liabilities to Red Lion. In connection with this transaction, Historical Red Lion assigned the Old Management Agreement to Red Lion. The general partner of the Partnership and Operating Partnership is Red Lion Properties, Inc. (the "General Partner"), a wholly-owned subsidiary of Red Lion.

     On November 8, 1996, Red Lion became a wholly owned subsidiary of Doubletree Corporation pursuant to a merger transaction. In June 1997, all of the Hotels were converted to the Doubletree Brand. Through its ownership of Red Lion, Doubletree Corporation provides the same management services to the Hotels that it renders to the other Doubletree lodging facilities, including a centralized reservation system, purchasing, training, marketing, sales, advertising, administration, maintenance, accounting and planning programs. Doubletree Corporation and its wholly-owned subsidiary, Red Lion, are collectively referred to herein as "Doubletree."

     Prior to December 19, 1997, Doubletree filed reports and other information with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934. On December 19, 1997, Doubletree became a wholly-owned subsidiary of Promus Hotel Corporation ("Promus") pursuant to a merger transaction in which all of the outstanding shares of Doubletree common stock were converted into shares of Promus common stock. Promus files reports and other information with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934.

RECENT DEVELOPMENTS

     The Partnership, as a Grandfathered Partnership (as defined below), has been treated as a partnership for United States federal income tax purposes and, as such, has not been required to pay federal taxes on its income. The Revenue Reconciliation Act of 1987 (the "Revenue Act of 1987") provided, among other things, that beginning in 1988 publicly traded partnerships would be taxed as corporations. The Revenue Act of 1987 provides certain exceptions to this rule, including an exception for partnerships that meet certain gross income limitations. These limitations include a requirement that the partnership derive at least 90% of its gross income from certain "qualifying" sources, including "real property rents" for all tax years beginning with the first taxable year in which the partnership (or its "predecessor") was a publicly traded partnership ("PTP"). Income from the operation of a hotel is not "qualifying" income for this purpose, while income from a lease of the same property would qualify.

     In addition to the "passive income" exception described above, the Revenue Act of 1987 provided that, under certain circumstances, PTPs in existence prior to the enactment of the Revenue Act of 1987 ("Grandfathered Partnerships") could continue to be taxed as partnerships until December 31, 1997, without regard to whether the passive income requirements had been satisfied. Because the Partnership was publicly traded prior to the effective date of the Revenue Act of 1987, it qualified for this transitional relief. As previously disclosed, this transitional relief enabled the Partnership to continue to enjoy partnership status (and not be treated as a corporation) through December 31, 1997.

     The 1997 Relief Act, enacted in August 1997, extended the transitional relief afforded by the Revenue Act of 1987 for an "electing 1987 partnership." An "electing 1987 partnership" is exempt from the application of the PTP rules and therefore will continue to be taxed as a partnership and not as a corporation. An "electing 1987 partnership" is, however, subject to a 3.5% excise tax on its annual gross income from the active conduct of a trade or business beginning with its 1998 tax year. A Grandfathered Partnership, which does not become an "electing 1987 partnership," will be taxed as a corporation beginning in 1998 unless the partnership meets the "passive income" requirements beginning with its 1998 tax year.

     Therefore, to avoid taxation as a corporation in 1998, (i) the Partnership would be required to make an election to be subject to the 3.5% excise tax beginning with its 1998 tax year or (ii) the Partnership would have to restructure its operations by entering into a lease of the Hotels to a third party lessee in order to satisfy the "passive income" requirements of the Internal Revenue Code of 1986, as amended (the "Code").

     If the Partnership were taxed as a corporation, the Partnership would have to pay federal income taxes at regular corporate rates on its taxable income and any distributions to the Unitholders would be taxable to the Unitholders as dividends in the year received, to the extent of the current or accumulated earnings and profits of the Partnership. In addition, the Partnership would also be required to pay corporate tax on the gain recognized on a sale of any or all of the Hotels.

     If the Partnership were subject to the excise tax, it would be liable for the federal excise tax at a rate of 3.5% on most or all of its gross income. The Partnership would also be required to pay a federal excise tax equal to 3.5% of the gain recognized on a sale of the Hotels.

     Effective January 1, 1998, the Partnership filed its election with the Internal Revenue Service ("IRS") to be taxed as a Partnership and pay a federal excise tax. In addition, effective January 1, 1998, the Partnership entered into a lease of the Hotels to a third party lessee in order to satisfy the "passive income" requirements of the Code. The Partnership does not expect to be subject to the excise tax for 1998 and, after that, so long as the Hotels are leased.

     Being taxed as a corporation or paying the excise tax would reduce the funds available to the Partnership and, in the absence of increased borrowings, would reduce the funds available to the Partnership for capital expenditures, payment of outstanding indebtedness, payment of distributions to its partners and other purposes. Management of the General Partner believes that this change in the Partnership's tax status, with the resulting reduction in the funds available to it, could have made the Partnership unable to continue paying distributions to its partners at current levels.

     In May 1997, the Board of Directors of the General Partner, in its capacity as the General Partner, created a special committee to evaluate strategic alternatives in light of the tax law changes discussed above. In July 1997, the special committee recommended a sale of the MLP and was authorized to pursue a sale.

     In December 1997, the special committee and the Board of Directors of the General Partner both unanimously approved, and resolved to recommend that the Unitholders approve (i) the Merger Agreement (as defined below) whereby Boykin Lodging Company ("Boykin") agreed to acquire the Partnership and Operating Partnership and (ii) the Assignment Agreement (as defined below) whereby the General Partner will assign its general partnership interest in the Operating Partnership to West Doughboy LLC, an affiliate of Boykin ("West Doughboy").

     The Merger. On December 30, 1997, Boykin agreed to acquire the Partnership and the Operating Partnership pursuant to (i) an Agreement and Plan of Merger (the "Merger Agreement") among the Partnership, the Operating Partnership, the General Partner, Boykin Hotel Properties, L.P., an Ohio limited partnership ("Boykin Operating Partnership"), Boykin, Boykin Acquisition Corporation I, Inc., an Ohio corporation, Boykin Acquisition Corporation II, Inc., an Ohio corporation and Boykin Acquisition Partnership, L.P., a Delaware limited partnership ("Merger Sub"), pursuant to which, among other things, Merger Sub will be merged with and into the Partnership (the "Merger") on the terms and conditions contained in the Merger Agreement and (ii) the Partnership Interest Assignment Agreement (the "Assignment Agreement") dated as of December 30, 1997 among the General Partner, Boykin, Boykin Operating Partnership and West Doughboy, pursuant to which, among other things, the General Partner will assign its general partnership interest in the Operating Partnership to West Doughboy.

     Under the Merger Agreement and the Assignment Agreement, Boykin will pay to the holders of Units (the "Unitholders") and the General Partner, in its capacity as the general partner of the Partnership and the Operating Partnership, aggregate cash consideration of approximately $35.3 million and 3,110,048 Boykin common shares. In exchange for their Units, each Unitholder will receive a pro rata portion of the cash and Boykin common shares. The General Partner will receive one percent of the total consideration to be paid by Boykin, minus deferred capital contributions to the Operating Partnership of $987,901, for its general partnership interest in the Operating Partnership. The remaining 99% plus such capital contributions will be allocated to the Unitholders and the General Partner pursuant to the Allocation Schedule as defined in Schedule I to the Merger Agreement. The Allocation Schedule is derived from the formula contained in the partnership agreement of the Partnership, as amended and restated, for a liquidation of the Partnership.

     Because the number of Boykin common shares to be issued is fixed, the actual value that the Unitholders will receive will depend on the closing price of the Boykin common shares on the last trading day before the effective time of the Merger (the "Effective Time").

     The Merger Agreement also provides for the assumption of liabilities. In connection with the assumption of liabilities, the Operating Partnership, as an affiliate of Boykin, will pay off the MLP's long-term debt, long-term payable to affiliates and the MLP's costs related to the Merger.

     In addition, the Partnership will declare a special distribution immediately before the Effective Time payable to Unitholders of record at the Effective Time. The special distribution plus the pre-Merger portion of the dividend on the Boykin common shares to be received by the Unitholders (but only if they continue to hold the Boykin shares through the record date for the Boykin dividend) for the fiscal quarter in which the Merger occurs will approximate a quarterly distribution at the Partnership's existing distribution rate prorated to the Effective Time. The General Partner will also receive a special distribution in accordance with the Merger Agreement.

     The Merger is conditioned upon, among other things, the approval of the Unitholders and Boykin's stockholders and, if approved, is expected to close in the second quarter of 1998.

     The Percentage Lease. On January 1, 1998, the Operating Partnership entered into the Percentage Lease Agreement with Westboy LLC (the "Percentage Lease"), an Ohio limited liability company and an affiliate of Boykin ("Westboy"), under which, among other things, the Operating Partnership leased all of the Hotels to Westboy. The Percentage Lease has an initial term of five years, subject to earlier termination upon the occurrence of certain events of default and as provided below. If the Percentage Lease is not terminated, Westboy has the right to extend the term of the Percentage Lease for twelve additional five-year periods.

     If the transactions contemplated by the Merger Agreement have not been consummated by December 31, 1998, the Operating Partnership has the right to direct Westboy to assign the Percentage Lease to a person designated by the Operating Partnership, effective on the close of business on December 31, 1998. If the Operating Partnership does not deliver notice to Westboy that the Operating Partnership desires Westboy to assign the Percentage Lease on or before November 1, 1998, or if the Operating Partnership has delivered the notice but the assignment does not close on December 31, 1998, Westboy has the right to terminate the Percentage Lease effective on the close of business on December 31, 1998.

     As a result of the Percentage Lease, the lease income earned under the Percentage Lease and related operating costs (property taxes, property insurance and depreciation) will be reported in the MLP's consolidated financial statements. The operating results of the Hotels after December 31, 1997 will not be included in the MLP's consolidated financial statements.

     Rental payments under the Percentage Lease consist of a fixed monthly base rent regardless of the performance of the Hotels, and a variable percentage rent based on a percentage of room revenues and certain other revenues, payable quarterly. The base rent for the Hotels is $20,400,000 per year. The percentage rent for a fiscal year will be equal to the amount, if any, by which the sum of
(a) 31.5% of Room Revenues (as defined in the Percentage Lease) between $13,166,000 and $45,044,000, (b) 67% of Room Revenues between $45,044,001 and
$62,367,000, (c) 55% of Room Revenues in excess of $62,367,000, (d) 30% of Other
Revenues (as defined in the Percentage Lease) and (e) 10% of Food and Beverage Revenues (as defined in the Percentage Lease) up to $3,900,000, exceeds base rent for that fiscal year.

     The New Management Agreement. Concurrently with the execution of the Percentage Lease, the Old Management Agreement was terminated and Westboy and Red Lion entered into a new management agreement dated as of January 1, 1998 (the "New Management Agreement") under which Red Lion continues to manage the Hotels on substantially similar economic terms to those set forth in the Old Management Agreement, which prohibited the transfer of the Red Lion Hotels without simultaneous execution of a management agreement substantially similar to that of the Old Management Agreement. The New Management Agreement will remain in place following completion of the Merger. The New Management Agreement requires Westboy to pay an annual minimum management fee ("Base Fee") to Red Lion equal to three percent (3%) of annual Gross Revenue (as defined in the New Management Agreement). In addition, Westboy must pay to Red Lion an annual incentive management fee ("Incentive Fee") equal to fifteen percent (15%) of Adjusted Gross Operating Profit, as defined in the New Management Agreement (generally, Gross Revenue less operating expenses less the Base Fee), up to $36,000,000 and twenty-five percent (25%) of Adjusted Gross Operating Profit in excess of $36,000,000. However, if Cash Flow Available for Incentive Fee, as defined in the New Management Agreement (generally, Adjusted Gross Operating Profit less taxes, insurance, lease expense, the Base FFE Reserve (as defined below), one-half of one percent of Gross Revenues, and the Current Priority Amount (which is $21,948,636, plus an amount equal to the 3/8ths percent (0.375%) of Gross Revenue per annum)) is insufficient to pay the entire Incentive Fee, the unpaid fee accrues without interest up to a maximum accrual of $6,000,000. "Base FFE Reserve" means three percent (3%) of Gross Revenue, which shall, in part, fund Capital Improvements (as defined in the New Management Agreement). The accrued Incentive Fees are payable from twenty-five percent (25%) of future Cash Flow Available for Incentive Fee (after payment of the current Incentive Fee). Red Lion may elect to receive currently Incentive Fee payments that would otherwise accrue as described above and to pay interest to Westboy on the amounts paid to the extent and so long as the amounts paid would have accrued as provided above but for such election. Accrued Incentive Fees are payable upon the sale or refinancing of any of the Hotels.

     The New Management Agreement has an initial term expiring April 5, 2012. Red Lion has the right to extend the term for up to ten consecutive additional terms of five years each. The New Management Agreement will automatically terminate and the Old Management Agreement will be automatically reinstated as of December 31, 1998 if the transactions contemplated by the Merger Agreement have not been consummated by that date.

     Red Lion has the right to assign its obligations under the New Management Agreement to an affiliate or any successor or assignee that acquires the business of Red Lion. Westboy has the right to assign, transfer or convey its interest in the Hotels so long as the assignee agrees to be bound by the New Management Agreement. Westboy also has the right to convey its interest in the Hotels located in Spokane, Yakima and Bellevue, Washington, and Springfield, Oregon, not subject to the New Management Agreement, if a lessee of a substitute full service hotel enters into a management agreement with Red Lion providing at least the same economic benefit to Red Lion.

DESCRIPTION OF BUSINESS

     Through its ownership of Red Lion, Doubletree manages the Hotels as part of Doubletree's chain of 169 Doubletree brand hotels with over 44,000 rooms throughout the United States, Mexico and the Caribbean. The combined operations of Doubletree and Promus include over 1,199 leased, managed, franchised and owned hotels with approximately 179,000 rooms. The lodging facilities are designed to provide guests with a full range of high-quality hotel accommodations in convenient locations at competitive prices.

     In June 1997, all of the Hotels were converted to the Doubletree brand. Since this conversion, the Hotels have participated in the marketing and sales programs provided to other Doubletree brand hotels.

     The Hotels are located in western and mid-western states and compete primarily in the upscale sector of the hospitality market. The Hotels are located near airports or major traffic arteries and are convenient to commercial centers or tourist destinations. The Hotels vary in size, ranging from 208 rooms to 476 rooms.

     Currently, the marketing and sales programs for the Hotels are coordinated through a centralized national marketing team operating through sales offices in Atlanta, Sacramento, Los Angeles, San Francisco, Seattle, Phoenix, Philadelphia, Mexico City, Chicago, Washington, D.C. and Vancouver, Washington, and trained sales and catering managers located at individual properties. Property sales personnel participate in local and regional trade shows, design local promotional and advertising campaigns and use direct solicitation to increase room and catering sales to national and local groups and associations.

     All of the Hotels offer full-service accommodations. In addition to restaurants, lounges and banquet and meeting space, most of the Hotels offer oversized rooms with oversized beds, premium television channel and movie availability, free parking, swimming pools, room service and valet services. Their guest amenities may include health and fitness facilities, gift shops, concierge services, complimentary airport shuttle service and business centers. Advertising, public relations, market research and training programs are provided by Doubletree for a fee. Other programs and services include technical training and assistance for areas such as front office operations, reservations, housekeeping, property maintenance, energy management, laundry, valet services, telephone systems, guest services, accounting and cash management, risk management, credit and collection, tax compliance, legal, computer and point of sale systems support and internal audit. The food and beverage division of Doubletree establishes quality levels, monitors performance, provides culinary training and assists in menu design, pricing, accounting and cost controls.

     Doubletree makes available to the Hotels the same services that it renders to its other lodging facilities, including a centralized reservation system, purchasing, training, advertising, administration, maintenance, accounting and planning programs. A toll free centralized reservation system is available to customers throughout the United States and Canada. The reservation system is accessible by all major airline systems and over 115,000 travel agencies worldwide.

     The MLP has no employees. Hotel and administrative personnel are employed by Doubletree and its affiliates. The MLP is not responsible for the payment of executive compensation to the officers of the General Partner. Through December 31, 1997 the MLP reimbursed Doubletree for the cost of providing such services at the Hotel level and reimbursed the General Partner for MLP-related administrative costs. For further discussion of reimbursements to the General Partner and executive compensation, see Items 11 and 13 of this report.

     The table below presents comparative information on certain characteristics of the Hotels:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
Average number of rooms per Hotel(1)..................      306        306        306
Occupancy percentage..................................     70.3%      71.9%      73.5%
Average room rate.....................................  $ 83.90    $ 80.97    $ 74.79
Average gross revenue per room........................  $36,041    $36,195    $34,551
Average gross operating profit per room...............  $13,063    $13,358    $12,779
Average food and beverage revenues per room...........  $10,536    $10,929    $11,095
Average food and beverage operating profit per room...  $ 1,887    $ 2,244    $ 2,411

---------------
(1) At December 31st.

GOVERNMENT REGULATION

     The hotel industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor license laws) and building and zoning requirements. The failure to obtain or retain liquor licenses could adversely affect the MLP. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons, however, a determination that such hotels are not in compliance with the ADA could result in the imposition of fines, an award of damages to private litigants or significant expense to the MLP in bringing these hotels into compliance. These and other initiatives could adversely affect the MLP as well as the hotel industry in general.

ENVIRONMENTAL MATTERS

     Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. For example, liability may arise as a result of the historical use of a site or from the migration of contamination from adjacent or nearby properties. Any such contamination or liability may also reduce the value of the property. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. In connection with the ownership or operation of hotels, the MLP may be potentially liable for any such costs; there can be no assurance that there are no environmental liabilities or claims of which the MLP is unaware or that the current condition of the MLP's properties have not been or will not be affected by the historical or current uses of such properties or the activities in the vicinity of such properties or that liability resulting from non-compliance or other claims relating to environmental matters will not have a material adverse effect on the MLP.

COMPETITION

     The Hotels are in competition for guests with a wide range of lodging facilities offering full-service, limited-service and all-suite lodging options to the public. Competitive factors in the lodging industry include room rates, quality of accommodations, name recognition, service levels and convenience of location. There can be no assurance that new or existing competitors will not significantly expand or improve facilities in a market in which the Hotels compete, thereby adversely affecting the MLP's operations.

ITEM 2  PROPERTIES

     Each of the Hotels offers full-service accommodations, with meeting space and at least two food outlets. The following table presents certain information concerning the Hotels:

                                                                             NUMBER OF
                     PROPERTY                             LOCATION          GUEST ROOMS
                     --------                             --------          -----------
Doubletree Hotel Sacramento.......................  Sacramento, CA               448
Doubletree Hotel Colorado Springs World Arena.....  Colorado Springs, CO         299
Doubletree Hotel Boise Riverside..................  Boise, ID                    304
Doubletree Hotel Omaha Downtown(1)................  Omaha, NE                    413
Doubletree Hotel Eugene Springfield(1)............  Springfield, OR              234
Doubletree Hotel Portland Lloyd Center............  Portland, OR                 476
Doubletree Hotel Portland Downtown................  Portland, OR                 235
Doubletree Hotel Bellevue Center..................  Bellevue, WA                 208
Doubletree Hotel Spokane Valley...................  Spokane, WA                  237
Doubletree Hotel Yakima Valley....................  Yakima, WA                   208
                                                                               -----
                                                                               3,062
                                                                               =====

---------------
(1) Property subject to full or partial ground lease with a third party.

ITEM 3  LEGAL PROCEEDINGS

     The MLP is subject to litigation arising in the ordinary course of business. In the opinion of the General Partner, such litigation is not material to the business of the MLP.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Unitholders during the fourth quarter of 1997.

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Units are listed on the American Stock Exchange under the symbol "RED". Per Unit market prices were:

                                                            QUARTER ENDED
                                        ------------------------------------------------------
                                        MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                        ---------    --------    -------------    ------------
1997
High..................................     $24 7/8     $24 5/8        $26 3/8         $28 1/4
Low...................................      22 7/8      18 1/4         23              24 1/4
1996
High..................................     $24 1/4     $26            $25 3/4         $26 5/8
Low...................................      22 1/4      22 5/8         23 1/8          21 1/2

     Cash distributions to the Unitholders were:

                                                                                     PER UNIT
                                          RECORD DATE         PAYMENT DATE       CASH DISTRIBUTION
                                        ----------------    -----------------    -----------------
1997
First quarter.........................  April 30, 1997      May 15, 1997               $ .55
Second quarter........................  July 31, 1997       August 15, 1997              .55
Third quarter.........................  October 31, 1997    November 14, 1997            .55
Fourth quarter........................  January 30, 1998    February 13, 1998            .55
                                                                                       -----
                                                                                       $2.20
                                                                                       =====
1996
First quarter.........................  April 30, 1996      May 15, 1996               $ .55
Second quarter........................  July 31, 1996       August 15, 1996              .55
Third quarter.........................  October 31, 1996    November 15, 1996            .55
Fourth quarter........................  January 30, 1997    February 14, 1997            .55
                                                                                       -----
                                                                                       $2.20
                                                                                       =====

     At December 31, 1997, the Partnership had 729 Unitholders of record.

ITEM 6  SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT OPERATING STATISTICS AND PER UNIT AMOUNTS)

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
FINANCIAL DATA:
  Gross Operating Profit of
     Hotels.........................  $ 40,000    $ 40,903    $ 39,142    $ 35,620    $ 32,510
  Income before cumulative effect of
     change in accounting
     principle......................     3,435       4,037       4,517       2,929       3,206
  Per Unit -- Basic & Diluted.......      0.81        0.96        0.76        1.07        0.69
  Cumulative effect of change in
     accounting principle...........        --          --          --          --     (1,351)
  Per Unit -- Basic & Diluted.......        --          --          --          --      (0.32)
  Net income........................     3,435       4,037       4,517       2,929       1,855
  Per Unit -- Basic & Diluted.......      0.81        0.96        1.07        0.69        0.44
  Cash Flow available for
     distribution and incentive
     management fees................    13,934      15,434      16,122      13,752      10,456
  Per Unit -- Basic & Diluted.......      3.30        3.65        3.81        3.25        2.47
  Cash distribution per Unit........  $   2.20    $   2.20    $   2.20    $   2.20    $   2.20
HOTEL OPERATING DATA:
  Gross revenues of the Hotels......  $110,358    $110,827    $105,829    $100,603    $ 96,237
  Hotel gross operating profit as a
     percentage of gross revenues...        36%         37%         37%         35%         34%
  Number of rooms at end of
     period.........................     3,062       3,062       3,063       3,063       3,069
  Occupancy percentage..............      70.3%       71.9%       73.5%       72.8%       73.3%
  Average room rate.................  $  83.90    $  80.97    $  74.79    $  70.22    $  66.67

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
BALANCE SHEET DATA:
  Total assets......................  $158,405    $166,476    $166,267    $165,205    $168,043
  Long-term obligations.............   125,067     127,438     118,939     124,831     125,374
  Partners' capital.................     7,105      12,957      18,234      23,031      29,416

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     During 1987, Congress passed the Omnibus Budget Reconciliation Act which mandates that the MLP become subject to corporate taxes on its income beginning January 1, 1998. If the MLP were taxed as a corporation, the MLP would have to pay federal income taxes at regular corporate rates on its taxable income, including any gain recognized on a sale of any or all of the Hotels. Any distributions to the Unitholders would be taxable to the Unitholders as dividends in the year received, to the extent of the current or accumulated earnings and profits of the Partnership.

     In August 1997, Congress passed the 1997 Relief Act that extended the transitional relief afforded by the Revenue Act of 1987 for an "electing 1987 partnership." An "electing 1987 partnership" is exempt from the application of the PTP rules and therefore will continue to be taxed as a partnership and not as a corporation. An "electing 1987 partnership" is, however, subject to a 3.5% excise tax on its annual gross income from the active conduct of a trade or business beginning with its 1998 tax year. A Grandfathered Partnership, which does not become an "electing 1987 partnership," will be taxed as a corporation beginning in 1998 unless the partnership meets the "passive income" requirements beginning with its 1998 tax year.

     Therefore, to avoid taxation as a corporation in 1998, (i) the Partnership would be required to make an election to be subject to the 3.5% excise tax beginning with its 1998 tax year or (ii) the MLP would have to restructure its operations by entering into a lease of the Hotels to a third party lessee in order to satisfy the "passive income" requirements of the Code.

     Effective January 1, 1998, the Partnership filed its election with the IRS to be taxed as a partnership and pay a federal excise tax. In addition, effective January 1, 1998, the MLP entered into a lease of the Hotels to a third party lessee in order to satisfy the "passive income" requirements of the Code. The MLP does not expect to be subject to the excise tax for 1998 and, after that, so long as the Hotels are leased.

     Being taxed as a corporation or paying the excise tax would reduce the funds available to the MLP and, in the absence of increased borrowings, would reduce the funds available to the MLP for capital expenditures, payment of outstanding indebtedness, payment of distributions to its partners and other purposes. Management of the General Partner believes that this change in the MLP's tax status, with the resulting reduction in the funds available to it, could have made the MLP unable to continue paying distributions to its partners at current levels.

     In May 1997, the Board of Directors of the General Partner, in its capacity as the General Partner, created a special committee to evaluate strategic alternatives in light of the changes in the tax law discussed above. In July 1997, the special committee recommended a sale of the MLP and was authorized to pursue a sale.

     In December 1997, the special committee and the Board of Directors of the General Partner both unanimously approved, and resolved to recommend that the Unitholders approve (i) the Merger Agreement whereby Boykin agreed to acquire the Partnership and Operating Partnership and (ii) the Assignment Agreement whereby the General Partner will assign its general partnership interest in the Operating Partnership to West Doughboy.

     The Merger Agreement. On December 30, 1997, the MLP agreed to the Merger with Boykin for an aggregate cash consideration of approximately $35.3 million, 3,110,048 common shares of Boykin and assumption of liabilities. The proceeds will be allocated to the Unitholders and the General Partner pursuant to the Allocation Schedule that is derived from the formula contained in the Partnership Agreement for a liquidation of the Partnership. In connection with the assumption of liabilities, the Operating Partnership, as an affiliate of Boykin, will pay off the MLP's long-term debt, long-term payable to affiliates and the MLP's costs related to the Merger (approximately $827,000 at December 31, 1997).

     Because the number of Boykin common shares to be issued is fixed, the actual value that the Unitholders will receive will depend on the closing price of the Boykin common shares on the last trading day before the Effective Time.

     In addition, the Partnership will declare a special distribution immediately before the Effective Time payable to Unitholders of record at the Effective Time. The special distribution plus the pre-Merger portion of the dividend on the Boykin common shares to be received by the Unitholders (but only if they continue to hold the Boykin shares through the record date for the Boykin dividend) for the fiscal quarter in which the Merger occurs will approximate a quarterly distribution at the Partnership's existing distribution rate prorated to the Effective Time. The General Partner will also receive a special distribution in accordance with the Merger Agreement.

     The Merger is conditioned upon, among other things, the approval of the Unitholders and Boykin's stockholders and, if approved, is expected to close in the second quarter of 1998.

     The Percentage Lease. On January 1, 1998, the Operating Partnership leased all of the Hotels to Westboy under the Percentage Lease. The Percentage Lease has an initial term of five years with twelve five-year renewal options at Westboy's option. If the Merger Agreement has not been consummated by December 31, 1998, the Operating Partnership has the right to direct Westboy to assign the Percentage Lease to a person designated by the Operating Partnership, effective on the close of business on December 31, 1998. If the Operating Partnership does not deliver notice to Westboy that the Operating Partnership desires Westboy to assign the Percentage Lease on or before November 1, 1998, or if the Operating Partnership has delivered the notice but the assignment does not close on December 31, 1998, Westboy has the right to terminate the Percentage Lease effective on the close of business on December 31, 1998.

     Rental payments under the Percentage Lease consist of a fixed monthly base rent of $1.7 million, and a variable percentage rent based on a percentage of room revenues and certain other revenues, payable quarterly. The percentage rent for a fiscal year will be equal to the amount, if any, by which the sum of (a) 31.5% of Room Revenues (as defined in the Percentage Lease) between $13,166,000 and $45,044,000, (b) 67% of Room Revenues between $45,044,001 and $62,367,000,
(c) 55% of Room Revenues in excess of $62,367,000, (d) 30% of Other Revenues (as defined in the Percentage Lease) and (e) 10% of Food and Beverage Revenues (as defined in the Percentage Lease) up to $3,900,000, exceeds base rent for that fiscal year.

     The New Management Agreement. Concurrently with the execution of the Percentage Lease, the Old Management Agreement was terminated and Westboy and Red Lion entered into the New Management Agreement under which Red Lion continues to manage the Hotels on substantially similar economic terms to those set forth in the Old Management Agreement, which prohibited the transfer of the Red Lion Hotels without simultaneous execution of a management agreement substantially similar to that of the Old Management Agreement. The New Management Agreement has an initial term expiring April 5, 2012 with ten five-year renewal terms and will remain in place following completion of the Merger. If the transactions contemplated by the Merger Agreement have not been consummated by December 31, 1998, the New Management Agreement will automatically terminate and the Old Management Agreement will be automatically reinstated.

     Red Lion has the right to assign its obligations under the New Management Agreement to an affiliate or any successor or assignee that acquires the business of the Red Lion. Westboy has the right to assign, transfer or convey its interest in the Hotels so long as the assignee agrees to be bound by the New Management Agreement. Westboy also has the right to convey its interest in the Hotels located in Spokane, Yakima and Bellevue, Washington, and Springfield, Oregon, not subject to the New Management Agreement, if a lessee of a substitute full service hotel enters into a management agreement with Red Lion providing at least the same economic benefit to Red Lion.

PRO FORMA RESULTS

     The following unaudited pro forma summary presents the consolidated results of operations and related cash available for distribution to Unitholders ("Distributable Cash") of the MLP as if (i) the Percentage Lease had been entered into effective January 1, 1996 and no corporate or excise tax is payable; and (ii) the MLP had made the excise tax election effective January 1, 1996 and did not enter into the Percentage Lease. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations and Distributable Cash that would actually have resulted had the Percentage Lease or excise tax election been in place on the dates indicated.

     Pro Forma with Percentage Lease. The following pro forma data reflects the consolidated results of operations of the MLP for the years ended December 31, 1997 and 1996 as if the Percentage Lease had been entered into effective January 1, 1996 and no corporate or excise tax was payable. Pro forma adjustments have been made to (a) eliminate Gross Operating Profit of the Hotels, (b) record lease income under the Percentage Lease and (c) eliminate expenses of the Hotels which are the responsibility of Westboy, including liability insurance and management fees (in thousands except per unit amounts):

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Percentage Lease Income.....................................  $29,464    $29,674
Operating income............................................   14,572     15,146
Income before income taxes..................................    2,241      3,126
Net income..................................................    2,241      3,126
Net income per Unit.........................................  $  0.53    $  0.74

     Pro Forma with Excise Tax. The following pro forma data reflects the consolidated results of operations of the MLP for the years ended December 31, 1997 and 1996 as if the MLP were subject to an excise tax equal to 3.5% of gross income effective January 1, 1996, but did not enter into the Percentage Lease (in thousands except per unit amounts):

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                               1997     1996
                                                              -------   ----
Gross Operating Profit of Hotels............................  $40,000   $40,903
Operating income............................................   15,796   16,460
Income before excise tax....................................    3,435   4,414
Net income (loss)...........................................       (7)  958
Net income (loss) per Unit..................................  $ (0.01)  $0.23

     Pro Forma Distributable Cash. The following table presents historical Distributable Cash and pro forma Distributable Cash for the years ended December 31, 1997 and 1996 as if (i) the Percentage Lease had been entered into effective January 1, 1996 and no corporate or excise tax was payable; and (ii) the MLP had elected to pay the excise tax equal to 3.5% of gross income and did not enter into the Percentage Lease (in thousands except per unit amounts):

                                                         PRO FORMA WITH        PRO FORMA WITH
                                     HISTORICAL         PERCENTAGE LEASE         EXCISE TAX
                                    YEARS ENDED           YEARS ENDED           YEARS ENDED
                                    DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                 ------------------    ------------------    ------------------
                                  1997       1996       1997       1996       1997       1996
                                 -------    -------    -------    -------    -------    -------
Income before income taxes.....  $ 3,435    $ 4,414    $ 2,241    $ 3,126    $ 3,435    $ 4,414
Add (deduct):
Depreciation...................   10,176     10,046     10,176     10,046     10,176     10,046
Amortization of deferred loan
  costs........................      436        536        436        536        436        536
Cash reserved for capital
  expenditures.................   (3,311)    (3,325)    (3,311)    (3,325)    (3,311)    (3,325)
Repayments on term loan........   (2,375)    (2,031)    (2,375)    (2,031)    (2,375)    (2,031)
Excise tax.....................       --         --         --         --     (3,442)    (3,456)
                                 -------    -------    -------    -------    -------    -------
Distributable Cash.............  $ 8,361    $ 9,640    $ 7,167    $ 8,352    $ 4,919    $ 6,184
                                 =======    =======    =======    =======    =======    =======
Distributable Cash per Unit....  $  1.98    $  2.29    $  1.70    $  1.98    $  1.17    $  1.47
                                 =======    =======    =======    =======    =======    =======

     As discussed above, the Partnership has elected to pay a 3.5% tax on its gross income from the active conduct of a trade or business, effective January 1, 1998. However, the Partnership (through the Red Lion Operating Partnership) leased the Hotels to Westboy, an affiliate of Boykin, as of January 1, 1998 and, therefore, its lease income from the Hotels should be treated as passive rent rather than income from the active conduct of a trade or business. If the Merger is not completed for any reason, the Partnership may require Westboy to assign the lease to a Partnership designee. If no such assignment is made, Westboy may terminate the lease effective December 31, 1998. If the lease is terminated, the Partnership will be required to pay a 3.5% excise tax beginning January 1, 1999 on its annual gross income. This excise tax may impair the Partnership's ability to maintain its current level of distributions. The Partnership may also be required to pay a 3.5% excise tax on any gain from the future sale of all or a part of the Hotels sold after termination of the lease.

RESULTS OF OPERATIONS

     Gross Operating Profit of Hotels consists of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
Rooms profit..........................................  $49,552    $48,893    $46,294
Food and beverage profit..............................    5,778      6,872      7,384
Other profit..........................................    7,712      7,421      6,526
                                                        -------    -------    -------
  Departmental profit.................................   63,042     63,186     60,204
                                                        -------    -------    -------
Hotel indirect expenses:
  Administrative and general..........................    8,991      9,092      8,904
  Sales, promotion and advertising....................    6,465      5,671      5,005
  Utilities...........................................    3,371      3,416      3,167
  Repairs and maintenance.............................    4,215      4,104      3,986
                                                        -------    -------    -------
Total Hotel indirect expenses.........................   23,042     22,283     21,062
                                                        -------    -------    -------
  Gross Operating Profit of Hotels....................  $40,000    $40,903    $39,142
                                                        =======    =======    =======

     A summary of occupancy and room rates for the Hotels follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Occupancy percentage.....................................    70.3%     71.9%     73.5%
Average room rate........................................  $83.90    $80.97    $74.79
REVPAR...................................................  $58.97    $58.25    $55.01

  Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

     Rooms profit increased approximately $0.7 million or 1% to $49.6 million for the year ended December 31, 1997 compared to $48.9 million for the year ended December 31, 1996. This increase is the result of an increase in the average room rate, offset by a decrease in occupancy.

     Food and beverage profit decreased approximately $1.1 million or 16% to $5.8 million for the year ended December 31, 1997 compared to 1996. The annual profit margin also declined from 20.5% of 1996 food and beverage revenues to 17.9% of 1997 food and beverage revenues. This decrease is due in part to higher margin group banquet revenue realized in the first half of 1996 by two Hotels located in Northwestern Oregon which benefited from additional catering and group banquet business as a result of the flooding in the Pacific Northwest during 1996.

     Hotel indirect expenses increased by approximately $0.8 million or 3% in the year ended December 31, 1997 compared to the year ended December 31, 1996. This increase is due primarily to an increase in sales, promotion and advertising expenses attributable to the conversion from the "Red Lion" brand to the

"Doubletree" brand on June 9, 1997, as well as an increase in repairs and maintenance expense, offset by reductions in utilities and administrative and general expenses. The Hotels incurred approximately $0.7 million in conversion costs including one-time charges for advertising, public relations, in-house promotions and miscellaneous conversion costs. Excluding these one-time charges, sales, promotion and advertising expense increased approximately $0.1 million or 2% in 1997.

     Operating income decreased from $16.5 million for the year ended December 31, 1996 to $15.8 million for the year ended December 31, 1997, a decrease of 4%. As a percentage of gross operating profit of Hotels, operating income totaled 39% and 40% for the years ended December 31, 1997 and 1996, respectively. The decrease in operating income is primarily the result of higher property taxes and depreciation expense due to assets placed in service in late 1996 and early 1997, after significant renovations at four Hotels, offset by a reduction in other expenses and management fees. Other expenses are lower as a result of the lower cost of insurance provided by Doubletree compared to the costs charged by Red Lion and a loss on disposal of fixed assets recorded by one Hotel in 1996. Management fees are lower due to the reduced revenues and gross operating profit of the Hotels.

     The MLP recognized $5.6 million and $5.8 million in each of the years ended December 31, 1997 and 1996, respectively, of incentive management fees payable to Doubletree. Incentive management fees are payable only to the extent there is sufficient Cash Flow, as defined, available for its payment. Based on 1997 Cash Flow, the payment of approximately $926,000 of incentive fees has been deferred.

     Interest expense increased $315,000 to $12.4 million in the year ended December 31, 1997 as compared to $12.0 million for the year ended December 31, 1996. The additional expense is due primarily to higher average debt levels during 1997 combined with interest rate swap adjustments.

     In anticipation of the tax law changing, the MLP provided for deferred income taxes of approximately $377,000 in 1996. During the year ended December 31, 1997, no deferred income tax provision was necessary. Deferred income tax arises primarily from differences in depreciation for financial accounting and tax purposes that were expected to exist at January 1, 1998.

     During the year ended December 31, 1997, net income was $3.4 million ($0.81 per Unit) compared to $4.0 million ($0.96 per Unit) for the year ended December 31, 1996. Cash Flow for the year ended December 31, 1997 was approximately $4.6 million ($3.30 per Unit) compared to $6.1 million ($3.65 per Unit) during the comparable prior period. The MLP's net income and Cash Flow was adversely affected by the one-time conversion costs discussed above, the impact of increased competition in certain markets and higher debt service payments.

  Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

     Rooms profit increased approximately $2.6 million or 6% to $48.9 million for the year ended December 31, 1996 compared to $46.3 million for the year ended December 31, 1995. This increase is the result of an increase in the average room rate, offset by a decrease in occupancy due in part to the effects of renovation work at various Hotels.

     Food and beverage profit decreased approximately $0.5 million or 7% to $6.9 million for the year ended December 31, 1996 compared to 1995. The annual profit margin also declined from 22% of 1995 food and beverage revenues to 21% of 1996 food and beverage revenues.

     Other profit increased by nearly $0.9 million or 13.7% to $7.4 million for the year ended December 31, 1996 compared to 1995. This increase is due principally to increased banquet room rentals and ancillary banquet services.

     Hotel indirect expenses increased by approximately $1.2 million or 6% in the year ended December 31, 1996 compared to the year ended December 31, 1995. As a percentage of Hotel revenues, Hotel indirect expenses remained constant at 20%.

     Operating income increased from $16.1 million for the year ended December 31, 1995 to $16.5 million for the year ended December 31, 1996, an increase of 2%. As a percentage of gross operating profit of Hotels, operating income totaled 40% and 41% for the years ended December 31, 1996 and 1995, respectively. The increase is primarily due to higher base and incentive management fees as a result of increased Hotel revenues and higher property taxes and insurance costs.

     The MLP recognized $5.8 million and $5.4 million in each of the years ended December 31, 1996 and 1995, respectively, of incentive management fees payable to Doubletree. Incentive management fees are payable only to the extent there is sufficient Cash Flow, as defined, available for its payment. Based on 1996 Cash Flow, all of the incentive management fees were paid.

     Interest expense increased approximately $740,000 to $12.0 million in the year ended December 31, 1996 as compared to $11.3 million for the year ended December 31, 1995. The additional expense is due primarily to higher average debt levels during 1996 combined with interest rate swap adjustments.

     In anticipation of the tax law change, the MLP provided for deferred income taxes of approximately $377,000 and $272,000, respectively in 1996 and 1995. Deferred income tax arises primarily from differences in depreciation for financial accounting and tax purposes that were expected to exist at January 1, 1998.

     During the year ended December 31, 1996, net income was $4.0 million ($0.96 per limited partner unit) compared to $4.5 million ($1.07 per Unit) for the year ended December 31, 1995. Cash Flow for the year ended December 31, 1996 decreased to $15.4 million ($3.65 per limited partner unit) from $16.1 million ($3.81 per Unit) during the comparable prior period. The reduction in the MLP's Cash Flow is due to lower net income combined with higher debt service payments.

LIQUIDITY AND CAPITAL RESOURCES

     The MLP's principal source of cash is from Hotel operations. During the year ended December 31, 1997, the Hotels generated sufficient cash from operations to cover operating needs. The MLP generated $13.5 million of cash flow from operating activities for the year ended December 31, 1997, compared to $14.8 million generated in 1996. If the Merger is not consummated, it is expected that 1998 cash provided by operations and borrowings, if any, from available credit facilities or from the General Partner will be sufficient to meet anticipated cash requirements.

     During 1996, the MLP entered into a three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The proceeds of the term loan were used to repay all amounts owed under the prior mortgage note and revolving credit facility, a portion of the payable to affiliate related to deferred incentive management fees and loan fees. The facility is secured by all of the assets of the Hotels. Borrowings under the term loan and the revolving credit line bear interest, at the MLP's election, at either LIBOR plus 2.25% or the prime rate plus 1.25%. At December 31, 1997 both the term loan and the revolving credit line bear interest at LIBOR plus 2.25% (8.0%). Remaining principal payments on the three-year term loan amount to $3.2 million for 1998 with a lump-sum payment of $112.9 million due on March 31, 1999. Borrowings under the revolving credit line total $4.5 million at December 31, 1997 and are due and payable in March 1999.

     At December 31, 1997, the Partnership had four interest rate swap agreements outstanding which have substantially converted $100 million of debt from floating LIBOR based rates to fixed rates ranging from 6.17% to 6.23%. The agreements expire from December 1998 to March 1999. The swap agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. The General Partner minimizes this risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

     Long-term payables to affiliates include advances from the General Partner, the General Partner Credit Facility (as defined below) and deferred incentive management fees. Long-term payables to affiliates are recorded net of the working capital of the Hotels. Since Doubletree has operating responsibilities associated with the Hotels working capital items are excluded from the consolidated financial statements and are assumed to be liquidated into cash and used to pay down the liability. During 1997, the MLP repaid $36,000, net of advances and changes in working capital of the Hotels, to affiliates.

     Advances from the General Partner consist primarily of advances for capital improvements in excess of the FF&E reserve (equal to 3% of revenues required by the provisions of the Old Management Agreement). At December 31, 1997 and 1996, respectively, advances from the General Partner also include current trade payables totaling $3.1 million primarily for accrued compensation and other amounts that are funded by the General Partner and reimbursed by the MLP. With the exception of trade payables, amounts advanced bear interest at the prime rate plus 0.5% (9.0% at December 31, 1997).

     During the first 36 months of operation, which ended April 30, 1990, the General Partner advanced, on a non-interest basis (the "General Partner Credit Facility"), amounts to fund distributions of the Priority Return. The General Partner Credit Facility will be repaid out of either (i) cash flow after payment of the Priority Return and incentive management fees, or (ii) sale or refinancing proceeds prior to any distribution to limited partners.

     Deferred incentive management fees are non-interest bearing and are payable from either (i) 25% of cash flow in excess of the Priority Return and the current incentive management fee or (ii) sale or refinancing proceeds.

     Upon the consummation of the Merger, the Operating Partnership, as an affiliate of Boykin, shall pay all obligations payable by the Operating Partnership under the Old Management Agreement, including long-term payables to affiliates, any indebtedness outstanding under the MLP's credit facility together with any unpaid interest thereon and any prepayment or other costs associated with the repayment of amounts under or in connection with the termination of such credit facility.

     On January 21, 1998, the General Partner declared a quarterly cash distribution of $0.55 per Unit ($2.20 annualized) for the fourth quarter of 1997, paid on February 13, 1998 to the Unitholders of record on January 30, 1998. This distribution has been accrued in the accompanying financial statements.

     During the year ended December 31, 1997, the Partnership made capital improvements of approximately $2.4 million. Major improvements included guest room renovations and common area refurbishments at two Hotels. These capital expenditures were funded from the current year's reserve of approximately $3.3 million. Pursuant to provisions of the Old Management Agreement, 3% of gross revenues was required to be set aside annually for capital improvements.

     Under the New Management Agreement and Percentage Lease capital expenditures are funded by the Operating Partnership with amounts accumulated in a reserve fund equal to 3% of annual gross revenue of the Hotels ("the Base FFE Reserve"). Amounts in the Base FFE Reserve are expended at the discretion of Doubletree, the Manager. An additional unfunded FFE Reserve equal to one percent (1%) of gross revenue of the Hotels ("Additional FFE Reserve") also accumulates amounts to fund capital improvements. Amounts in the Additional FFE Reserve are expended at the discretion of Westboy, except that amount in the Additional FFE Reserve in excess of $5,000,000 (subject to CPI adjustment) may be expended at the discretion of Doubletree. In addition to the Base FFE Reserve and the Additional FFE Reserve, Westboy has agreed to spend $10,000,000 before June 30, 2000 on capital improvements at the Hotels.

     Seasonality. Operations of the Hotels are affected by seasonality. Revenues are typically higher in summer periods than in winter periods.

     Inflation. The effects of inflation, as measured by fluctuations in the Consumer Price Index, have not had a material impact on the MLP's revenues or net income during the last three years.

FORWARD-LOOKING STATEMENTS

     The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. These statements are based on management's beliefs and assumptions, are based on information currently available to management and are preceded by, followed by or include the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Moreover, from time to time the MLP may issue other forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the MLP's ability to control or predict. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: national or local economic conditions affecting the supply and demand for hotel space, competition in hotel operations, including additional or improved services or facilities of competitors, price pressures, continuing availability of capital to fund growth and improvements and the impact of legislation. The forward-looking statements should be considered in light of these factors, and the reader is cautioned not to put undue reliance on any forward-looking statements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the General Partner of
Red Lion Inns Limited Partnership and its Subsidiary Limited Partnership:

     We have audited the accompanying consolidated balance sheets of Red Lion Inns Limited Partnership (a Delaware limited partnership) and its subsidiary limited partnership (collectively, the "Partnership") as of December 31, 1997 and 1996 and the related consolidated statements of income, partners' capital and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Inns Limited Partnership (a Delaware limited partnership) and its subsidiary limited partnership as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ KPMG Peat Marwick LLP
Phoenix, Arizona
February 3, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Red Lion Inns Limited Partnership and its Subsidiary Limited Partnership:

     We have audited the accompanying consolidated statements of income, partners' capital, and cash flows of Red Lion Inns Limited Partnership (a Delaware limited partnership) and its subsidiary limited partnership (collectively the "Partnership") for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Lion Inns Limited Partnership and its subsidiary limited partnership as of December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          /s/ Deloitte & Touche LLP
Portland, Oregon
February 24, 1996
(March 14, 1996 as to Note 5)

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                      ASSETS
Cash and cash equivalents...................................  $     73    $    763
Property and Equipment:
  Land......................................................    17,705      17,705
  Buildings and improvements................................   168,361     167,502
  Furnishings and equipment.................................    61,922      60,694
  Construction in progress..................................       503         184
                                                              --------    --------
                                                               248,491     246,085
  Less -- accumulated depreciation..........................   (91,532)    (81,356)
                                                              --------    --------
                                                               156,959     164,729
Other Assets................................................     1,373         984
                                                              --------    --------
          Total Assets......................................  $158,405    $166,476
                                                              ========    ========
                        LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
  Accounts payable and accrued expenses.....................  $      3    $     14
  Current portion of long-term payable to affiliates........    20,002      20,964
  Accrued distributions to partners.........................     2,320       2,329
  Interest payable..........................................        10          41
  Property taxes payable....................................       630         358
  Current portion of long-term debt.........................     3,268       2,375
                                                              --------    --------
     Total current liabilities..............................    26,233      26,081
Long-Term Payable to Affiliates, net of current portion.....     5,271       4,345
Long-Term Debt, net of current portion......................   117,746     121,043
Deferred Income Taxes.......................................     2,050       2,050
                                                              --------    --------
     Total liabilities......................................   151,300     153,519
                                                              --------    --------
Commitments and Contingencies
Partners' Capital:
  Limited Partners, 4,940,000 units issued..................    20,025      25,750
     Less -- 806,500 treasury units, at cost................   (11,202)    (11,202)
                                                              --------    --------
  Limited Partners, net.....................................     8,823      14,548
  General Partner...........................................    (1,718)     (1,591)
                                                              --------    --------
     Total partners' capital................................     7,105      12,957
                                                              --------    --------
          Total Liabilities and Partners' Capital...........  $158,405    $166,476
                                                              ========    ========

                See Notes to Consolidated Financial Statements.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
Gross Operating Profit of Hotels.......................  $   40,000    $   40,903    $   39,142
Expenses:
  Property taxes.......................................       3,445         3,096         2,770
  Base management fee..................................       3,311         3,325         3,175
  Incentive management fee.............................       5,573         5,794         5,395
  Depreciation.........................................      10,176        10,046         9,955
  Other................................................       1,699         2,182         1,748
                                                         ----------    ----------    ----------
     Operating Income..................................      15,796        16,460        16,099
Interest Expense.......................................      12,361        12,046        11,310
                                                         ----------    ----------    ----------
     Income Before Income Taxes........................       3,435         4,414         4,789
Income Tax Expense.....................................          --           377           272
                                                         ----------    ----------    ----------
     Net Income........................................  $    3,435    $    4,037    $    4,517
                                                         ==========    ==========    ==========
Allocation of Net Income:
     General Partner...................................  $       68    $       80    $       90
                                                         ==========    ==========    ==========
     Limited Partners..................................  $    3,367    $    3,957    $    4,427
                                                         ==========    ==========    ==========
Net Income Per Limited Partner Unit -- Basic and
  Diluted..............................................  $     0.81    $     0.96    $     1.07
                                                         ==========    ==========    ==========
Average Limited Partner Units Outstanding..............   4,133,500     4,133,500     4,133,500
                                                         ==========    ==========    ==========

                See Notes to Consolidated Financial Statements.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT UNIT AMOUNTS)

                                              LIMITED PARTNERS
                                  -----------------------------------------
                                     ISSUED UNITS         TREASURY UNITS
                                  -------------------   -------------------   GENERAL
                                    UNITS     AMOUNT     UNITS      AMOUNT    PARTNER    TOTAL
                                  ---------   -------   --------   --------   -------   -------
Balance at December 31, 1994....  4,940,000   $35,554   (806,500)  $(11,202)  $(1,321)  $23,031
  Distributions to partners.....         --    (9,094)        --         --      (220)   (9,314)
  Net income....................         --     4,427         --         --        90     4,517
                                  ---------   -------   --------   --------   -------   -------
Balance at December 31, 1995....  4,940,000    30,887   (806,500)   (11,202)   (1,451)   18,234
  Distributions to partners.....         --    (9,094)        --         --      (220)   (9,314)
  Net income....................         --     3,957         --         --        80     4,037
                                  ---------   -------   --------   --------   -------   -------
Balance at December 31, 1996....  4,940,000    25,750   (806,500)   (11,202)   (1,591)   12,957
  Distributions to partners.....         --    (9,092)        --         --      (195)   (9,287)
  Net income....................         --     3,367         --         --        68     3,435
                                  ---------   -------   --------   --------   -------   -------
Balance at December 31, 1997....  4,940,000   $20,025   (806,500)  $(11,202)  $(1,718)  $ 7,105
                                  =========   =======   ========   ========   =======   =======

                See Notes to Consolidated Financial Statements.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997        1996         1995
                                                            --------    ---------    --------
Cash Flows from Operating Activities:
  Net income..............................................  $  3,435    $   4,037    $  4,517
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation.........................................    10,176       10,046       9,955
     Amortization of deferred loan costs..................       436          536         658
     Deferred income taxes................................        --          377         272
     Increase in other assets.............................      (825)          --          --
     Increase (decrease) in payables and accrued
       expenses...........................................       230         (224)       (411)
                                                            --------    ---------    --------
          Net cash provided by operating activities.......    13,452       14,772      14,991
                                                            --------    ---------    --------
Cash Flows from Investing Activities:
  Purchases of property and equipment, net................    (2,406)      (8,946)    (10,307)
                                                            --------    ---------    --------
Cash Flows from Financing Activities:
  Cash distributions to partners..........................    (9,296)      (9,314)     (9,314)
  Advances from (payments to) affiliates, net.............       (36)      (3,495)      6,614
  Proceeds from long-term debt............................        --      120,000          --
  Payments on long-term debt..............................    (2,404)    (102,469)     (1,500)
  Net (repayments) borrowings under revolving credit
     facility.............................................        --       (8,802)        566
  Additions to deferred loan costs........................        --       (1,311)       (835)
  Net increase in other long-term obligations.............        --           99          14
                                                            --------    ---------    --------
          Net cash used in financing activities...........   (11,736)      (5,292)     (4,455)
                                                            --------    ---------    --------
Net increase (decrease) in cash and cash equivalents......      (690)         534         229
Cash and cash equivalents at Beginning of Year............       763          229          --
                                                            --------    ---------    --------
Cash and cash equivalents at End of Year..................  $     73    $     763    $    229
                                                            ========    =========    ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest..................................  $ 11,956    $  11,803    $ 11,118
                                                            ========    =========    ========

                See Notes to Consolidated Financial Statements.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Red Lion Inns Limited Partnership, a Delaware limited partnership (the "Partnership") and its subsidiary limited partnership, Red Lion Inns Operating L.P., a Delaware limited partnership (the "Operating Partnership;" collectively, the "MLP"). The MLP was organized on April 14, 1987 for the purpose of acquiring and owning, through the Operating Partnership, ten Red Lion hotels (the "Hotels" or, individually, a "Hotel"), which are managed under a long-term management agreement with Red Lion Hotels, Inc. ("Red Lion"), a wholly-owned subsidiary of Doubletree Corporation pursuant to the November 8, 1996 merger in which Doubletree Corporation acquired Red Lion. Doubletree Corporation and its wholly-owned subsidiary, Red Lion, are collectively referred to herein as "Doubletree." The general partner of the MLP is Red Lion Properties, Inc. (the "General Partner"), an indirect, wholly-owned subsidiary of Doubletree Corporation. As of December 31, 1997, all of the Hotels have been rebranded "Doubletree." All significant intercompany transactions and accounts have been eliminated.

     On December 19, 1997, Doubletree Corporation became a wholly-owned subsidiary of Promus Hotel Corporation ("Promus") pursuant to a merger transaction in which all of the outstanding shares of Doubletree Corporation common stock were converted into shares of Promus common stock.

     On December 30, 1997, the MLP entered into a merger agreement with Boykin Lodging Company ("Boykin"), an unrelated third party whereby Boykin agreed to acquire the Partnership and the Operating Partnership. The merger agreement is subject to the approval of the Unitholders and Boykin's shareholders and is expected to close in the second quarter of 1998. Effective January 1, 1998, the Hotels were leased to an affiliate of Boykin. See Note 2 for additional details.

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

  Gross Operating Profit of Hotels

     The gross operating profit of the Hotels reported in the accompanying consolidated statements of operations represents the revenues net of the operating expenses of the Hotels. Operating revenues and expenses and the current assets and current liabilities of the Hotels are excluded from the accompanying consolidated financial statements of the MLP because Doubletree, as manager, not the MLP, has operating responsibility for the Hotels.

  Management Fees

     Through December 31, 1997, the Hotels were managed by Doubletree pursuant to a long-term management agreement (the "Old Management Agreement"). The Old Management Agreement expires in 2012 and can be extended for an additional ten five-year periods.

     In accordance with the Old Management Agreement, the MLP pays base and incentive management fees to Doubletree. Base management fees payable are equal to 3% of the annual gross revenues of the Hotels.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

Incentive management fees payable are equal to the sum of 15% of annual adjusted gross operating profit up to $36 million (operating profit target) and 25% of annual adjusted gross operating profit in excess of the operating profit target. Adjusted gross operating profit is calculated by subtracting the base management fee expense from the gross operating profit of Hotels as shown in the accompanying consolidated financial statements. The MLP may defer payment of the incentive fees to Doubletree to the extent that the calculation of Cash Flow for Incentive Fees, as defined in the Old Management Agreement, on an annual basis, does not exceed $2.20 per unit ("Priority Return"). For the year ended December 31, 1997, the MLP deferred the payment of $926,000 of incentive fees due to insufficient Cash Flow for Incentive Fees. No such deferral was made in 1996 or 1995.

     In connection with the leasing of the Hotels to an affiliate of Boykin, effective January 1, 1998 the MLP entered into a new management agreement with Doubletree (the "New Management Agreement") with substantially similar terms as the Old Management Agreement (see Note 2).

  Property and Equipment

     The MLP recorded the April 14, 1987 acquisition of property and equipment on the basis of an allocation of the purchase price to the assets acquired. Subsequent additions and improvements have been capitalized at their cost.

     Normal repairs and maintenance are charged to Hotel operating costs and expensed as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gain or loss, if any, is included in income.

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

     Depreciation is computed on a straight-line basis using the following estimated useful lives:

Buildings and improvements..................................  5 to 35 years
Furnishings and equipment...................................  3 to 15 years

     The MLP adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the MLP's financial position, results of operations or liquidity.

  Deferred Loan Costs

     Deferred loan costs consist of financing fees paid in connection with obtaining the MLP's credit facility, and are amortized over the three-year term of the credit facility. These costs total $546,000 (net of accumulated amortization of $437,000) at December 31, 1997 and are included in other assets in the accompanying consolidated balance sheets.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

  Income Taxes

     No current provision for federal or state income taxes has been provided by the MLP in the accompanying consolidated financial statements. The MLP is not currently a taxable entity and any income taxes are the responsibility of the partners and not the MLP. Beginning January 1, 1998, federal tax law mandates that the MLP become subject to corporate taxes on its income or elect to pay a 3.5% gross revenues tax. Therefore, deferred income taxes have been provided for the projected differences between the financial accounting and tax bases of property and equipment at January 1, 1998 (see Note 3).

  Cash Distributions

     The MLP declares each quarterly distribution in the month following the end of the quarter to which it applies. Fourth quarter distributions are accrued in the accompanying consolidated balance sheets for both of the years presented.

  Recent Pronouncements

     In 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components within the financial statements. SFAS No. 131 establishes standards for the way public companies report information about operating segments within the financial statements. The MLP will adopt both SFAS No. 130 and SFAS No. 131 in 1998. The adoption of these statements is not expected to have a material effect on the MLP's consolidated financial statements.

2.  ORGANIZATION

  Organizational History

     The Partnership was formed on January 16, 1987, under the Delaware Revised Uniform Limited Partnership Act and will continue until December 31, 2062, unless sooner terminated under the provisions of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to acquire, own and operate the Hotels through its interest in the Operating Partnership. The MLP's limited partners ("Unitholders") have an effective 98.01% ownership interest in the Hotels with the General Partner retaining the remaining 1.99% ownership interest.

     The allocation of the Partnership's profits and losses is based on the relative ownership interests in accordance with the terms of the Partnership Agreement. Cash flow available for distribution, as defined in the Partnership Agreement, is generally distributed to the partners in proportion to their respective ownership interests. Such distributions occur until certain preferential distributions are achieved and then cash flow is allocated to both the general and limited partners depending on factors related to the source of the net cash flow and cash distributions as specified in the Partnership Agreement.

  Recent Developments

     During 1987, Congress passed the Omnibus Budget Reconciliation Act (the "Revenue Act of 1987") which mandates that the MLP become subject to corporate taxes on its income beginning January 1, 1998. If the MLP were taxed as a corporation, the MLP would have to pay federal income taxes at regular corporate rates on its taxable income, including any gain recognized on a sale of any or all of the Hotels. Any distributions to the Unitholders would be taxable to the Unitholders as dividends in the year received, to the extent of the current or accumulated earnings and profits of the Partnership.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

     In August 1997, Congress passed the 1997 Relief Act that extended the transitional relief afforded by the Revenue Act of 1987 for an "electing 1987 partnership." An "electing 1987 partnership" is exempt from the application of the publicly traded partnership ("PTP") rules and therefore will continue to be taxed as a partnership and not as a corporation. An "electing 1987 partnership" is, however, subject to a 3.5% excise tax on its annual gross income from the active conduct of a trade or business beginning with its 1998 tax year. A PTP in existence prior to the Revenue Act of 1987, which does not become an "electing 1987 partnership," will be taxed as a corporation beginning in 1998 unless the partnership meets the "passive income" requirements beginning with its 1998 tax year.

     Therefore, to avoid taxation as a corporation in 1998, (i) the Partnership would be required to make an election to be subject to the 3.5% excise tax beginning with its 1998 tax year or (ii) the MLP would have to restructure its operations by entering into a lease of the Hotels to a third party lessee in order to satisfy the "passive income" requirements of the Internal Revenue Code of 1986, as amended (the "Code").

     Effective January 1, 1998, the Partnership filed its election with the Internal Revenue Service ("IRS") to be taxed as a partnership and pay a federal excise tax. In addition, effective January 1, 1998, the MLP entered into a lease of the Hotels to a third party lessee in order to satisfy the "passive income" requirements of the Code. The MLP does not expect to be subject to the excise tax for 1998 and, after that, so long as the Hotels are leased.

     Being taxed as a corporation or paying the excise tax would reduce the funds available to the MLP and, in the absence of increased borrowings, would reduce the funds available to the MLP for capital expenditures, payment of outstanding indebtedness, payment of distributions to its partners and other purposes. Management of the General Partner believes that this change in the MLP's tax status, with the resulting reduction in the funds available to it, could have made the MLP unable to continue paying distributions to its partners at current levels.

     In May 1997, the Board of Directors of the General Partner, in its capacity as the General Partner, created a special committee to evaluate strategic alternatives in light of the changes in the tax law which became effective on January 1, 1998. In July 1997, the special committee recommended a sale of the MLP and was authorized to pursue a sale.

     In December 1997, the special committee and the Board of Directors of the General Partner both unanimously approved, and resolved to recommend that the Unitholders approve, (i) an Agreement and Plan of Merger (the "Merger Agreement") whereby Boykin Lodging Company, an Ohio Corporation ("Boykin"), agreed to acquire the Partnership and Operating Partnership and (ii) the Partnership Interest Assignment Agreement (the "Assignment Agreement") whereby the General Partner will assign its general partnership interest in the Operating Partnership to West Doughboy LLC, an Ohio limited liability company and an affiliate of Boykin ("West Doughboy"). The transactions contemplated by the Merger Agreement and the Assignment Agreement are referred to herein as the "Merger."

     The Merger Agreement. On December 30, 1997, the MLP agreed to the Merger with Boykin for an aggregate cash consideration of approximately $35.3 million, 3,110,048 common shares of Boykin and assumption of liabilities. The proceeds will be allocated to the Unitholders and the General Partner pursuant to the allocation schedule that is derived from the formula contained in the Partnership Agreement for a liquidation of the Partnership. In connection with the assumption of liabilities, the Operating Partnership, as an affiliate of Boykin, will pay off the MLP's long-term debt, long-term payable to affiliates and the MLP's costs related to the Merger (approximately $827,000 at December 31, 1997). The MLP's costs related to the Merger are included in other assets in the accompanying 1997 consolidated balance sheet.

     Because the number of Boykin common shares to be issued is fixed, the actual value that the Unitholders will receive will depend on the closing price of the Boykin common shares on the last trading day before the effective time of the Merger (the "Effective Time").

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

     In addition, the Partnership will declare a special distribution immediately before the Effective Time payable to the Unitholders of record at the Effective Time. The special distribution plus the pre-Merger portion of the dividend on the Boykin common shares to be received by the Unitholders (but only if they continue to hold the Boykin shares through the record date for the Boykin dividend) for the fiscal quarter in which the Merger occurs will approximate a quarterly distribution at the Partnership's existing distribution rate prorated to the Effective Time. The General Partner will also receive a special distribution in accordance with the Merger Agreement.

     The Merger is conditioned upon, among other things, the approval of the Unitholders and Boykin's stockholders and, if approved, is expected to close in the second quarter of 1998.

     The Percentage Lease. On January 1, 1998, the Operating Partnership leased all of the Hotels to Westboy under a percentage lease agreement (the "Percentage Lease"). The Percentage Lease has an initial term of five years with twelve five-year renewal options at Westboy's option. If the Merger Agreement has not been consummated by December 31, 1998, the Operating Partnership has the right to direct Westboy to assign the Percentage Lease to a person designated by the Operating Partnership, effective on the close of business on December 31, 1998. If the Operating Partnership does not deliver notice to Westboy that the Operating Partnership desires Westboy to assign the Percentage Lease on or before November 1, 1998, or if the Operating Partnership has delivered the notice but the assignment does not close on December 31, 1998, Westboy has the right to terminate the Percentage Lease effective on the close of business on December 31, 1998.

     Rental payments under the Percentage Lease consist of a fixed monthly base rent of $1.7 million, and a variable percentage rent based on a percentage of room revenues and certain other revenues, payable quarterly. The percentage rent for a fiscal year will be equal to the amount, if any, by which the sum of (a) 31.5% of Room Revenues (as defined in the Percentage Lease) between $13,166,000 and $45,044,000, (b) 67% of Room Revenues between $45,044,001 and $62,367,000,
(c) 55% of Room Revenues in excess of $62,367,000, (d) 30% of Other Revenues (as defined in the Percentage Lease) and (e) 10% of Food and Beverage Revenues (as defined in the Percentage Lease) up to $3,900,000, exceeds base rent for that fiscal year.

     The New Management Agreement. Concurrently with the execution of the Percentage Lease, the Old Management Agreement was terminated and Westboy and Red Lion entered into the New Management Agreement under which Red Lion continues to manage the Hotels on substantially similar economic terms to those set forth in the Old Management Agreement, which prohibited the transfer of the Red Lion Hotels without simultaneous execution of a Management Agreement substantially similar to that of the Old Management Agreement. The New Management Agreement has an initial term expiring April 5, 2012 with ten five-year renewal terms and will remain in place following completion of the Merger. If the transactions contemplated by the Merger Agreement have not been consummated by December 31, 1998, the New Management Agreement will automatically terminate and the Old Management Agreement will be automatically reinstated.

     Red Lion has the right to assign its obligations under the New Management Agreement to an affiliate or any successor or assignee that acquires the business of the Red Lion. Westboy has the right to assign, transfer or convey its interest in the Hotels so long as the assignee agrees to be bound by the New Management Agreement. Westboy also has the right to convey its interest in the Hotels located in Spokane, Yakima and Bellevue, Washington, and Springfield, Oregon, not subject to the New Management Agreement, if a lessee of a substitute full service hotel enters into a management agreement with Red Lion providing at least the same economic benefit to Red Lion.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

3.  INCOME TAXES

     Through December 31, 1997 the MLP was not a taxable entity and any income taxes were the responsibility of the partners. Accordingly, no current provision for federal or state income taxes has been provided in the accompanying consolidated financial statements.

     In accordance with SFAS No. 109, Accounting for Income Taxes, deferred income taxes have been provided for the projected book and tax depreciation differences on property and equipment at January 1, 1998 (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1997      1996      1995
                                                              -----    ------    ------
Deferred Federal............................................   $--      $320      $231
Deferred State..............................................    --        57        41
                                                               ---      ----      ----
     Tax expense............................................   $--      $377      $272
                                                               ===      ====      ====

     The effective tax rate of 40% utilized in the calculation of the deferred tax provision differs from the federal statutory rate of 34% primarily due to the impact of state taxes, net of federal benefit.

4.  CAPITAL IMPROVEMENTS

     A cash reserve for capital improvements has been established in accordance with the provisions of the Old Management Agreement. Funding of 3% of gross revenues is to be used for renovations, refurbishments and other capital expenditures. During the years ended December 31, 1997, 1996 and 1995, $3.3 million, $3.3 million and $3.2 million, respectively, were accumulated in this reserve to fund capital improvements. Capital improvements totaled $2.4 million, $8.9 million and $10.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Those capital improvements in excess of the 3% reserve were funded primarily by advances from the General Partner.

5. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Term loan, payable in varying installments through March 31,
  1999......................................................  $116,126    $118,500
Revolving credit facility, due March 31, 1999...............     4,500       4,500
Other long-term obligations.................................       388         418
                                                              --------    --------
Total long-term debt........................................   121,014     123,418
Less current portion........................................    (3,268)     (2,375)
                                                              --------    --------
                                                              $117,746    $121,043
                                                              ========    ========

     During 1996, the MLP entered into a three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The proceeds of the term loan were used to repay all amounts owed under the prior mortgage note and revolving credit facility, a portion of the payable to affiliate (related to deferred incentive management fees) and loan fees incurred to consummate the financing. The facility is secured by all of the assets of the Hotels. Borrowings under the term-loan and the revolving credit line bear interest at the MLP's election, at either LIBOR plus 2.25% or the prime rate plus 1.25%. At December 31, 1997 the interest rate on the term loan and the revolving credit line was at LIBOR plus 2.25% (8%). At December 31, 1997, remaining principal payments due on the three-year term loan total $3.2 million for 1998, with a lump-sum payment of $112.9 million due on March 31, 1999.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

     Other long-term obligations are liabilities for special tax assessments that the MLP has elected to pay over a 20-year period. These long-term obligations bear interest ranging from 6.76% to 8.25% with varying maturity dates through June 2016.

  Interest Rate Swap Agreements

     The Partnership enters into interest rate swap agreements in order to reduce its exposure to interest rate fluctuations. The agreements have effectively converted floating rate debt, which is tied to LIBOR, to fixed rates. Accordingly, the net interest received or paid on the interest rate swap is recorded as an adjustment to interest expense.

     At December 31, 1997, the Partnership had four interest rate swap agreements outstanding which have substantially converted $100 million of debt from floating LIBOR based rates to fixed rates ranging from 6.17% to 6.23%. The agreements expire from December 1998 to March 1999. Interest expense incurred by the Partnership relating to interest rate swap agreements for the year ended December 31, 1997 and 1996, was approximately $496,000 and $470,000, respectively, and is included as an adjustment to interest expense.

     The swap agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. The General Partner minimizes this risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

6.  MANAGEMENT FEES

     In accordance with the Old Management Agreement, the MLP paid base and incentive management fees to Red Lion. Base management fees payable equalled 3% of the annual gross revenues of the Hotels. Incentive management fees payable equalled the sum of 15% of annual adjusted gross operating profit up to $36 million (operating profit target) and 25% of annual adjusted gross operating profit in excess of the operating profit target. Adjusted gross operating profit was calculated by subtracting the base management fee expense from the Gross Operating Profit of Hotels as shown in the accompanying consolidated financial statements. The MLP may defer payment of the incentive fees to Red Lion to the extent that the calculation of Cash Flow for Incentive Fees, as defined in the Old Management Agreement, on an annual basis, does not exceed $2.20 per unit ("Priority Return"). The deferred incentive management fees are non-interest bearing up to a maximum of $6 million. The deferred amount is to be paid out of either (i) 25% of cash flow in excess of the Priority Return and the current incentive management fee or (ii) sale or refinancing proceeds prior to any distribution to the limited partners. For the year ended December 31, 1997, the MLP deferred the payment of $926,000 of incentive fees due to insufficient cash flow. During 1996 and 1995, there was sufficient cash flow to reduce the deferred incentive fee balance by $81,000 and $350,000, respectively.

7.  CASH DISTRIBUTIONS TO PARTNERS

     In accordance with the Partnership Agreement, cash distributions to partners may be made from Cash Flow Available for Distribution, as defined. The incentive management fee is payable only to the extent that cash flow available after payment of the cash distributions to partners exceeds the Priority Return.

     The following table calculates Cash Flow Available for Distribution and Incentive Management Fees ("Cash Flow") for the years ended December 31, 1997, 1996 and 1995. Cash Flow is defined as pre-tax

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP income (or loss) before noncash charges (primarily depreciation and amortization) and incentive management fees, but after the reserve for capital improvements and principal payments on certain debt.

                                                           YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                      1997           1996           1995
                                                    ---------      ---------      ---------
                                                    (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
Net income........................................   $ 3,435        $ 4,037        $ 4,517
Add (deduct):
  Depreciation....................................    10,176         10,046          9,955
  Incentive management fee........................     5,573          5,794          5,395
  Amortization of deferred loan costs.............       436            536            658
  Cash reserved for capital improvements..........    (3,311)        (3,325)        (3,175)
  Repayments on term loan.........................    (2,375)        (2,031)        (1,500)
  Deferred income tax provision...................        --            377            272
                                                     -------        -------        -------
Cash Flow.........................................    13,934         15,434         16,122
Less: Priority Return.............................    (9,287)        (9,314)        (9,314)
                                                     -------        -------        -------
Cash flow available for payment of incentive
  management fee..................................   $ 4,647          6,120          6,808
Less: Current incentive management fee............    (5,573)        (5,794)        (5,395)
                                                     -------        -------        -------
  Cash Flow surplus (shortfall)...................   $  (926)       $   326        $ 1,413
                                                     =======        =======        =======
Cash Flow per Unit................................   $  3.30        $  3.65        $  3.81
                                                     =======        =======        =======

     The Partnership declared cash distributions of $9.3 million in each of the years ended December 31, 1997, 1996 and 1995. On a per Unit basis, cash distributions declared were $2.20 in the years ended December 31, 1997, 1996 and 1995.

     Effective January 1, 1998, the MLP entered into the Percentage Lease. Although the MLP has historically distributed the Priority Return to its limited partners, there is no assurance this will continue after December 31, 1997. In addition, the Priority Return can be used to repay certain indebtedness owed to Doubletree or to fund capital improvements, reducing cash flow available for distribution to limited partners.

8.  LEASES

     Two of the Hotels hold leases on all or a portion of their land. The leases contain rental provisions which are based on increases in the Consumer Price Index. The terms of the leases expire through July 2067. The Partnership leases certain equipment under operating leases. Total land and equipment rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $277,000, $277,000 and $132,000, respectively.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

     Future minimum rental payments for the years ending December 31, substantially all of which relate to land leases, are as follows (in thousands):

1998.............................................    $   277
1999.............................................        277
2000.............................................        277
2001.............................................        277
2002.............................................        277
Thereafter.......................................     17,168
                                                     -------
                                                     $18,553
                                                     =======

9.  RELATED PARTY TRANSACTIONS

     The General Partner is responsible for the management and administration of the Partnership. In accordance with the Partnership Agreement, the Partnership reimburses the General Partner for related administrative costs. Under the Old Management Agreement and the New Management Agreement, the MLP pays base and incentive management fees to Red Lion.

     The Hotels, in accordance with the Old Management Agreement and New Management Agreement, are charged by Doubletree for their pro rata share of support services such as computer, advertising, public relations, promotional and sales and central reservation services.

     All MLP personnel are employees of Doubletree or its affiliates. All costs for services of such employees are reimbursed by the Operating Partnership. These costs include salaries, wages, payroll taxes and other employee benefits. Additionally, auxiliary enterprises owned by Doubletree or its affiliates sell operating supplies, furnishings and equipment to the Hotels.

     The aggregate amounts, excluding personnel related expenses, charged by Doubletree, through its ownership of Red Lion, to the Partnership under the arrangements described above are as follows (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1997      1996       1995
                                                              ------    -------    -------
Management fees.............................................  $8,884      9,119    $ 8,570
Support services and purchases from auxiliary enterprises...   6,064     16,872     15,389
General Partner administrative expenses.....................     578        545        473

     Amounts payable to affiliates consist of the following at December 31 (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Advances from General Partner...............................  $ 23,580    $ 23,106
General Partner Credit Facility.............................     3,726       3,726
Deferred Incentive Management Fees..........................     1,545         700
                                                              --------    --------
     Total due to Affiliates................................    28,851      27,532
Less: Hotel working capital.................................    (3,578)     (2,223)
                                                              --------    --------
Payable to affiliates net of hotel working capital..........    25,273      25,309
Less: Current portion.......................................   (20,002)    (20,964)
                                                              --------    --------
     Long-term portion......................................  $  5,271    $  4,345
                                                              ========    ========

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

     Advances from General Partner consist primarily of advances for capital improvements in excess of the FF&E reserve (equal to 3% of revenues required by the provisions of the Old Management Agreement). At December 31, 1997 and 1996, respectively, advances from General Partner also include current trade payables totaling $3.1 million primarily for accrued compensation and other amounts that are funded by the General Partner and reimbursed by the MLP. With the exception of trade payables, amounts advanced bear interest at the prime rate plus 0.5% (9.0% at December 31, 1997). The Hotel working capital consists of the current assets and current liabilities of the Hotels, including cash held in Hotel accounts, accounts receivable, inventories, prepaid expenses, Hotel accounts payable and certain taxes other than property, income and payroll taxes. As Doubletree has operating responsibilities associated with the Hotels, these current asset and current liability items are excluded from the accompanying consolidated financial statements and are assumed to be liquidated into cash and used to pay down the payable to affiliate from $28.8 million to $25.3 million at December 31, 1997.

     During the first 36 months of operation, which ended April 30, 1990, the General Partner advanced, on a non-interest basis, amounts ("the General Partner Credit Facility") to fund distributions of the Priority Return. This amount is to be repaid out of either (i) cash flow after payment of the Priority Return and incentive management fees, or (ii) sale or refinancing proceeds prior to any distribution to limited partners. Accordingly, the credit facility is classified as long-term.

     Deferred incentive management fees are non-interest bearing and are payable from either (i) 25% of cash flow in excess of the Priority Return and the current incentive management fee or (ii) sale or refinancing proceeds. At December 31, 1997, all of this balance is classified as long-term.

     The following schedules reflect the operating revenues and expenses and current assets and current liabilities of the Hotels not reflected in the accompanying financial statements (in thousands):

              GROSS OPERATING REVENUES AND EXPENSES OF THE HOTELS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Revenues:
  Rooms....................................................  $ 66,391    $ 65,734    $ 61,496
  Food and beverage........................................    32,260      33,464      33,983
  Other....................................................    11,707      11,629      10,350
                                                             --------    --------    --------
     Total revenues........................................   110,358     110,827     105,829
                                                             --------    --------    --------
Operating Costs and Expenses:
  Departmental direct expenses:
     Rooms.................................................    16,839      16,841      15,202
     Food and beverage.....................................    26,482      26,592      26,599
     Other.................................................     3,995       4,208       3,824
  Administration and general...............................     8,991       9,092       8,904
  Sales, promotion and advertising.........................     6,465       5,671       5,005
  Utilities................................................     3,371       3,416       3,167
  Repairs and maintenance..................................     4,215       4,104       3,986
                                                             --------    --------    --------
     Total operating costs and expenses....................    70,358      69,924      66,687
                                                             --------    --------    --------
Gross operating profit of Hotels...........................  $ 40,000    $ 40,903    $ 39,142
                                                             ========    ========    ========

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

              CURRENT ASSETS AND CURRENT LIABILITIES OF THE HOTELS

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997       1996
                                                              -------    ------
Current Assets:
  Cash......................................................  $(1,045)   $   20
  Accounts receivable.......................................    4,997     3,951
  Inventories...............................................    1,410     1,201
  Prepaid expenses..........................................    1,606       171
                                                              -------    ------
                                                                6,968     5,343
                                                              -------    ------
Current Liabilities:
  Accounts payable and accrued expenses.....................    3,390     3,120
                                                              -------    ------
Net Hotel current assets and current liabilities............  $ 3,578    $2,223
                                                              =======    ======

10.  COMMITMENTS AND CONTINGENCIES

     Under the New Management Agreement and Percentage Lease, capital expenditures are funded by the Operating Partnership with amounts accumulated in a reserve fund equal to 3% of annual gross revenue of the Hotels ("the Base FFE Reserve"). Amounts in the Base FFE Reserve are expended at the discretion of Doubletree, the Manager. An additional unfunded FFE Reserve equal to one percent (1%) of gross revenue of the Hotels ("Additional FFE Reserve") also accumulates amounts to fund capital improvements. Amounts in the Additional FFE Reserve are expended at the discretion of Westboy, except that the amount in the Additional FFE Reserve in excess of $5,000,000 (subject to CPI adjustment) may be expended at the discretion of Doubletree. In addition to the Base FFE Reserve and the Additional FFE Reserve, Westboy has agreed to spend $10,000,000 before June 30, 2000 on capital improvements at the Hotels.

     The MLP is subject to litigation arising in the ordinary course of business. In the opinion of the General Partner, these actions will not have a material adverse effect, if any, on the financial position or results of operations or liquidity of the MLP.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the MLP's financial instruments, and the methods and assumptions used to estimate such fair values are as follows (in thousands):

                                                                    DECEMBER 31,
                                                 ---------------------------------------------------
                                                          1997                        1996
                                                 -----------------------    ------------------------
                                                 CARRYING     ESTIMATED     CARRYING      ESTIMATED
                                                  AMOUNT     FAIR VALUE      AMOUNT      FAIR VALUE
                                                 --------    -----------    ---------    -----------
Long-term payable to affiliates................  $  5,271          n/a      $  4,345           n/a
Long-term debt.................................   121,014      121,014       123,418       123,418
Interest rate swaps............................        --         (419)           --          (586)

     The fair values of the MLP's financial instruments, except for long-term payable to affiliates and long-term debt, approximate their carrying values due to the short-term nature of such financial instruments.

     The fair value of long-term debt was determined using estimated rates for similar notes, based on anticipated repayment dates. Based on the terms of the long-term payable to affiliates, it is impractical to determine its fair value.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP

     The fair value of interest rate swaps is the estimated amount that the MLP would pay to terminate the swap agreements at December 31, 1997 and 1996, taking into account current interest rates and the current credit worthiness of the swap counterparties.

12.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows (in thousands, except per Unit amounts, room and occupancy statistics):

                                                                   QUARTER ENDED
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                               ---------    --------    -------------    ------------
1997
Gross Operating Profit of Hotels.............   $ 8,064     $11,773        $11,866         $ 8,297
Operating income.............................     2,482       5,244          5,578           2,492
Net income (loss)............................      (557)      2,175          2,444            (627)
Net income (loss) per Unit -- Basic and
  Diluted....................................     (0.13)       0.52           0.58           (0.15)
Gross revenues of the Hotels.................    24,985      29,790         29,566          26,017
Cash flow available for distribution and
  incentive management fees..................     1,970       4,965          5,215           1,784
Cash flow available for distribution and
  incentive management fees per Unit.........      0.47        1.17           1.24            0.42
Average Units outstanding....................     4,134       4,134          4,134           4,134
Occupancy percentage.........................      64.9%       76.8%          78.1%           62.5%
Average room rate............................   $ 81.67     $ 85.53        $ 86.81         $ 80.19

1996
Gross Operating Profit of Hotels.............   $ 7,900     $11,777        $12,088         $ 9,138
Operating income.............................     3,591       4,285          5,615           2,969
Net income (loss)............................       646       1,076          2,424            (109)
Net income (loss) per Unit -- Basic and
  Diluted....................................      0.15        0.26           0.57           (0.02)
Gross revenues of the Hotels.................    24,868      29,405         29,696          26,858
Cash flow available for distribution and
  incentive management fees..................     2,225       4,996          5,481           2,732
Cash flow available for distribution and
  incentive management fees per Unit.........      0.53        1.18           1.29            0.65
Average Units outstanding....................     4,134       4,134          4,134           4,134
Occupancy percentage.........................      65.7%       77.9%             8%              6%
Average room rate............................   $ 76.22     $ 82.71        $     8         $     7

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The MLP has no directors or officers. Management functions of the MLP are performed by the General Partner. The following information is provided regarding the executive officers and directors of the General Partner:

          NAME               AGE          PRESENT POSITION WITH THE GENERAL PARTNER
          ----               ---          -----------------------------------------
Richard M. Kelleher......     48   President and Director
                                   Executive Vice President, Chief Financial Officer and
William L. Perocchi......     40   Director
Anupam Narayan...........     44   Vice President and Treasurer
David L. Stivers.........     36   Vice President and Secretary
David A. Heuck...........     38   Vice President
Dale F. Frey(1)..........     65   Director
Norman B. Leventhal(1)...     80   Director
Robert M. Melzer.........     57   Director
Joseph E. Maroun.........     68   Director

---------------
(1) Effective March 10, 1997, Messrs. Frey and Leventhal replaced Mr. Edward Gilhuly and Mr. Michael Michelson as Directors.

     Mr. Kelleher has served as President and Director of the General Partner and as President and Director of Red Lion since November 1996. Since December 1997, Mr. Kelleher has served as President, Chief Operating Officer and Director of Promus. Mr. Kelleher has served as President and Chief Executive Officer of Doubletree Hotels Corporation ("DHC") since December 1993. From November 1996 to December 1997, he served as President and Chief Executive Officer of Doubletree Corporation and has been a Director of Doubletree Corporation since July 1995. From April 1993 to December 1993, Mr. Kelleher served as Chief Executive Officer and President of Guest Quarters Hotel Partnership ("GQHP"). From December 1989 to April 1993, Mr. Kelleher was President of Guest Quarters Suite Hotels. In 1983, Mr. Kelleher co-founded Beacon Hotel Corporation, which merged with GQHP in 1986.

     Mr. Perocchi was appointed Executive Vice President and Chief Financial Officer of the General Partner in March 1997 and has served as Vice President and Director since November 1996. Since December 1997, Mr. Perocchi has served as Executive Vice President, Chief Financial Officer and Director of Promus. Mr. Perocchi has served as Executive Vice President and Chief Financial Officer of DHC since December 1993 and also served as Treasurer from December 1993 to November 1996. He served as Executive Vice President, Chief Financial Officer and Treasurer of Doubletree Corporation from December 1994 to December 1997. From November 1996 to December 1997, Mr. Perocchi served as a Director of Doubletree Corporation. From August 1992 to December 1993, Mr. Perocchi served as Executive Vice President and Chief Financial Officer of GQHP. From June 1989 to July 1992, Mr. Perocchi served as the Vice President, Finance for AMETEK Aerospace Products, Inc. From June 1979 to June 1989, Mr. Perocchi held various positions with The General Electric Company.

     Mr. Narayan has served as Vice President and Treasurer of the General Partner since May 1992, and from November 1996 to May 1997, Mr. Narayan also served as Secretary. He was appointed Senior Vice President, Treasurer of DHC in December 1996. Mr. Narayan joined Red Lion in 1985 and has served as Vice President, Treasurer of Red Lion since May 1992. Prior to 1985, Mr. Narayan held various positions with Promus Companies.

     Mr. Frey was elected as a Director of the General Partner effective March 10, 1997. Since December 1997, Mr. Frey has served as a Director of Promus. Mr. Frey served as a Director of Doubletree Corporation from December 1993 to December 1997 and Doubletree Partners since December 1993. From July 1992 to December 1993, Mr. Frey served as a Director of GQHP. Prior to his retirement in early 1997, Mr. Frey was Chairman of the Board, President and Chief Executive Officer of General Electric Investment Corporation, a position he had held since 1984, and a Vice President of General Electric Company since 1980. Mr. Frey is a member of the Board of Directors of Rhone-Poulenic Rorer; USF&G Corporation; Proxair, Inc.; The Beacon Companies; First American Financial Corporation and The Cancer Research Fund of the Damon Runyon-Walter Winchell Foundation and is a Trustee of Franklin and Marshall College.

     Mr. Leventhal was elected a Director of the General Partner effective March 10, 1997. Mr. Leventhal served as a Director of Doubletree Corporation from December 1993 to December 1997. From September 1992 to December 1993, Mr. Leventhal served as a Director of GQHP. Mr. Leventhal is Chairman of The Beacon Companies, a position he has held for more than ten years. Mr. Leventhal co-founded The Beacon Companies, a major real estate developer, in 1946. Mr. Leventhal serves as a Director of Beacon Properties Corporation. Mr. Leventhal is a Life Member Emeritus of The Corporation of The Massachusetts Institute of Technology and a Director of The Picower Institute for Medical Research.

     Mr. Melzer has served as a Director of the General Partner since May 1997. Since 1992, Mr. Melzer has served as President, Trustee and Chief Executive Officer of Property Capital Trust. He served as President and Chief Operating Officer of Property Capital Trust from 1980 to 1992.

     Mr. Maroun has served as a Director of the General Partner since May 1997. Mr. Maroun served as President of International Operations and as Senior Vice President of Bristol-Myers Squibb from 1959 until his retirement in 1990. Mr. Maroun has served as a Director of Abgenix, Inc. since June 1996 and of Cell-Genesys, Inc. since June 1995.

     Mr. Stivers has served as Vice President and Secretary of the General Partner since May 1997. Since December 19, 1997, Mr. Stivers has served as Senior Vice President of Promus. Mr. Stivers has served as Senior Vice President, General Counsel and Secretary of DHC since January 1996, and from October 1994 to December 1997 he served as Senior Vice President, General Counsel and Secretary of Doubletree Corporation. From May 1988 to October 1994, Mr. Stivers was a corporate attorney with the law firm of Latham & Watkins.

     Mr. Heuck was elected Vice President of the General Partner effective November 27, 1996. Mr. Heuck is Vice President -- Corporate Comptroller of DHC, a position he has held since June 1994. From July 1982 to June 1994, Mr. Heuck served as Senior Manager-Audit of KPMG Peat Marwick LLP.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires certain Partnership insiders to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Richard M. Kelleher and William L. Perocchi each filed a late Form 3 Initial Statement of Beneficial Ownership in February 1997. David L. Stivers, David A. Heuck, Robert M. Melzer and Joseph E. Maroun each filed a late Form 3 Initial Statement of Beneficial Ownership in March 1998. Each of the late Form 3 reports indicated beneficial ownership of zero Units.

ITEM 11  EXECUTIVE COMPENSATION

     The Partnership has no directors, officers or employees. Under the Partnership Agreement, the General Partner is responsible for the management and administration of the Partnership. As discussed in Item 13 below, the General Partner is reimbursed for certain management and administrative costs but receives no fees for providing these services to the Partnership and the Partnership is not responsible for the payment of compensation to the officers of the General Partner. Through December 31, 1997, the Hotels were operated by Red Lion in accordance with the Old Management Agreement. Effective January 1, 1998, the Hotels are operated by Red Lion in accordance with the New Management Agreement. (See Item 1, "Recent Developments -- the New Management Agreement" and see Item 13).

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     At March 16, 1998, the following owner beneficially owned more than five percent of the total number of outstanding Units:

                                   NAME AND ADDRESS           AMOUNT AND NATURE         PERCENT
                                          OF                         OF                    OF
        TITLE OF CLASS            BENEFICIAL OWNER(1)      BENEFICIAL OWNERSHIP(1)      CLASS(1)
        --------------            -------------------      -----------------------      --------
Units representing limited
  partnership interests.......    FMR Corp.                411,600 Units                 9.96%
                                  82 Devonshire St.
                                  Boston, MA 02109

---------------
(1) The information relating to FMR Corp. ("FMR") is based solely on a Schedule 13G/A dated February 14, 1998 filed by FMR with the Securities and Exchange Commission and the Partnership accepts no responsibility for its accuracy.

(2) As of March 16, 1998, directors and officers of the General Partner did not own any Units.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain of the directors and principal officers of the General Partner are directors or officers of Doubletree and, in some cases, Promus. The General Partner is responsible for the management and administration of the Partnership. In accordance with the Partnership Agreement, the Partnership reimburses the General Partner for administrative costs.

     Under the Old Management Agreement, the Partnership paid base and incentive management fees to Red Lion. Base management fees payable equalled 3% of the annual gross revenues of the Hotels. The incentive management fee payable equalled the sum of 15% of annual adjusted gross operating profit up to $36 million (operating profit target) and 25% of annual adjusted gross operating profit in excess of the operating profit target. Adjusted gross operating profit is Gross Operating Profit of Hotels as reported in the accompanying consolidated financial statements less base management fees (3% of gross revenues of the Hotels).

     The MLP may defer payment of the incentive management fees to Red Lion to the extent that Cash Flow for Incentive Fees, as defined in the Old Management Agreement, on an annual basis does not exceed $2.20 per Unit (the Priority Return). Incentive management fees earned but not paid, on an annual basis, because of the Cash Flow for Incentive Fees limitation, are deferred without interest up to a maximum amount of $6 million and are repaid out of either (i) 25% of cash flow in excess of the Priority Return and the current incentive management fee, or (ii) sale or refinancing proceeds prior to any distribution to limited partners. For the year ended December 31, 1997, the MLP deferred payment of $926,000 of incentive fees due to insufficient cash flow. SEE ITEM 1 UNDER "RECENT DEVELOPMENTS -- THE NEW MANAGEMENT AGREEMENT" REGARDING THE TERMINATION OF THE OLD MANAGEMENT AGREEMENT AND THE TERMS OF THE NEW MANAGEMENT AGREEMENT.

     For the first 36 full months of operations which ended April 30, 1990, the General Partner agreed to make available to the Partnership a $4 million non-interest bearing revolving credit facility which was to be used in the event that Cash Flow was insufficient to distribute the Priority Return to limited partners. During the 36-month period, the General Partner was required to fund $3.7 million from the facility. This amount will be repaid out of either (i) cash flow after payment of the Priority Return and incentive management fees, or
(ii) sale or refinancing proceeds prior to any distribution to limited partners.

     Advances from General Partner of $23.6 million and $23.1 million consist primarily of funds advanced for capital improvements in excess of the FF&E reserve (equal to 3% of revenues required by the provisions of the Old Management Agreement). At December 31, 1997, Advances from General Partner also includes current trade payables totaling $3.1 million primarily for accrued compensation and other amounts that are funded by the General Partner and reimbursed by the MLP. With the exception of trade payables, amounts advanced bear interest at the prime rate plus 0.5% (9.0% at December 31, 1997).

     The Hotels, in accordance with the Old Management Agreement and New Management Agreement, are charged by Doubletree for their pro rata share of support services such as computer, advertising, public relations, promotional and sales and central reservation services.

     All MLP personnel are employees of Doubletree or its affiliates. All costs of services of such employees are reimbursed by the Operating Partnership. These costs include salaries, wages, payroll taxes and other employee benefits. Additionally, auxiliary enterprises owned by Doubletree sell operating supplies and furnishings and equipment to the Hotels.

     For further discussion of related party transactions, see the notes to the consolidated financial statements.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES: The following documents are filed herewith and made a part of this report:

     1. The consolidated financial statements and supplementary information set forth in Item 8 of Part II beginning on page 17 of this report.

     2.  Financial statement schedules: None.

     3.  Exhibits:

     2.1      --   Amended and Restated Agreement of Limited Partnership of Red
                   Lion Inns Limited Partnership. Previously filed and
                   incorporated by reference to Exhibit 2.1 to the Company's
                   Registration Statement on Form S-1, Registration No.
                   33-11954.
     2.2      --   Amended and Restated Agreement of Limited Partnership of Red
                   Lion Inns Operating L.P. Previously filed and incorporated by reference to Exhibit 2.2 to the Company's Registration
                   Statement on Form S-1, Registration No. 33-11954.
     3.1      --   Amended and Restated Certificate of Limited Partnership of
                   Red Lion Inns Limited Partnership. Previously filed and
                   incorporated by reference to Exhibit 3.1 to the Company's
                   Registration Statement on Form S-1, Registration No.
                   33-11954.
     3.2      --   Certificate of Limited Partnership of Red Lion Inns
                   Operating L.P. Previously filed and incorporated by
                   reference to Exhibit 3.2 to the Company's Registration
                   Statement on Form S-1, Registration No. 33-11954.
     4.       --   Form of Unit Certificate. Previously filed and incorporated by reference to Exhibit 5 to the Company's Registration
                   Statement on Form 10.
    10.1(a)   --   Management Agreement between Red Lion Inns Operating L.P.
                   and RL Acquisition Company. Previously filed and
                   incorporated by reference to Exhibit 10.1 to the Company's
                   Registration Statement on Form S-1, Registration No.
                   33-11954.
    10.1(b)   --   Assignment and Assumption Agreement, dated August 1, 1995, between Red Lion, a California Limited Partnership and Red
                   Lion Hotels, Inc. relating to the assignment of the
                   Management Agreement. Previously filed and incorporated by reference to the Exhibits to the Partnership's Report on
                   Form 10-K for the year ended December 31, 1995.
    10.2(a)   --   Purchase and Sale Agreement between RL Acquisition Company and Red Lion Inns Operating L.P. Previously filed and
                   incorporated by reference to Exhibit 10.2(a) to the
                   Company's Registration Statement on Form S-1, Registration
                   No. 33-11954.
    10.2(b)   --   Supplemental Purchase and Sale Agreement between RL
                   Acquisition Company and Red Lion Inns Operating L.P.
                   Previously filed and incorporated by reference to Exhibit
                   10.2(b) to the Company's Registration Statement on Form S-1,
                   Registration No. 33-11954.
    10.3      --   Lease dated as of June 23, 1980, by and between Lloyd
                   Corporation, Ltd., as Lessor, and Red Lion Inn/Lloyd Center,
                   Inc., as Lessee. Previously filed and incorporated by
                   reference to Exhibit 10.3 to the Company's Registration
                   Statement on Form S-1, Registration No. 33-11954.
    10.4      --   Lease dated as of October 23, 1968, by and between First
                   National Bank of Omaha, as Lessor, and Downtown Development
                   Co., Ltd., as Lessee. Previously filed and incorporated by reference to Exhibit 10.4 to the Company's Registration
                   Statement on Form S-1, Registration No. 33-11954.
    10.5      --   Assignment of Lease dated April 8, 1985, from Omaha Red
                   Lion, Inc., to RL Acquisition Company. Previously filed and incorporated by reference to Exhibit 10.5 to the Company's
                   Registration Statement on Form S-1, Registration No.
                   33-11954.
    10.6      --   Lease dated June 1, 1973, between Charles F. Larson, as
                   Lessor and James A. McClory, as Lessee. Previously filed and incorporated by reference to Exhibit 10.6 to the Company's
                   Registration Statement on Form S-1, Registration No.
                   33-11954.

    10.7      --   Purchase and Sale Agreement and Escrow Instructions dated as of April 3, 1987, by and between Lloyd Properties and Red
                   Lion Inn/Lloyd Center, Inc. Previously filed and
                   incorporated by reference to Exhibit 10.9 to the Company's
                   Registration Statement on Form S-1, Registration No.
                   33-11954.
    10.8      --   Second Amended and Restated Credit Agreement, dated April 2,
                   1996, between Various Lenders (as defined), Canadian
                   Imperial Bank of Commerce (as agent) and Red Lion Inns
                   Operating, L.P. Previously filed and incorporated by
                   reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.
    10.9      --   Agreement and Plan of Merger dated as of December 30, 1997 by and among Red Lion Inns Limited Partnership, Red Lion
                   Properties, Inc., Red Lion Inns Operating L.P., Boykin Hotel
                   Properties, L.P., Boykin Lodging Company, Boykin Acquisition
                   Corporation I, Inc., Boykin Acquisition Corporation II,
                   Inc., and Boykin Acquisition Partnership, L.P. Previously
                   filed and incorporated herein by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K filed with the
                   Securities and Exchange Commission on January 7, 1998.
    10.10     --   Partnership Interest Assignment Agreement dated as of
                   December 30, 1997 by and among Red Lion Properties, Inc.,
                   Boykin Hotel Properties, L.P., Boykin Lodging Company and
                   West Doughboy LLC. Previously filed and incorporated herein by reference to Exhibit 99.1 to the Partnership's Current
                   Report on Form 8-K filed with the Securities and Exchange
                   Commission on January 7, 1998.
    10.11     --   Percentage Lease Agreement dated as of December 30, 1997 by and among Red Lion Inns Operating L.P. and Westboy LLC.
                   Previously filed and incorporated herein by reference to
                   Exhibit 99.2 to the Partnership's Current Report on Form 8-K
                   filed with the Securities and Exchange Commission on January
                   7, 1998.
    10.12     --   Termination of Management Agreement dated as of December 30,
                   1997 by and among Red Lion Inns Operating L.P. and Red Lion
                   Hotels, Inc. Previously filed and incorporated herein by
                   reference to Exhibit 99.3 to the Partnership's Current
                   Report on Form 8-K filed with the Securities and Exchange
                   Commission on January 7, 1998.
    10.13     --   Management Agreement dated as of December 30, 1997 by and
                   among Red Lion Hotels, Inc. and Westboy LLC. Previously
                   filed and incorporated herein by reference to Exhibit 99.4 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 1998.
    10.14     --   Owner Agreement dated as of December 30, 1997 by and among
                   Red Lion Inns Operating L.P., Westboy LLC and Red Lion
                   Hotels, Inc. Previously filed and incorporated herein by
                   reference to Exhibit 99.5 to the Partnership's Current
                   Report on Form 8-K filed with the Securities and Exchange
                   Commission on January 7, 1998.
    27        --   Article 5 Financial Data Schedule for 10-K.

(b) REPORTS ON FORM 8-K:

     A current report on Form 8-K filed with the Securities and Exchange Commission by the Partnership on January 7, 1998 reported under Item 5 the Merger and related transactions.

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

                                          RED LION INNS LIMITED PARTNERSHIP

                                          By: RED LION PROPERTIES, INC.
                                              Its sole General Partner

Date: March 31, 1998                      By: /s/ RICHARD M. KELLEHER
                                            ------------------------------------
                                            Richard M. Kelleher
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 31, 1998                                      By:  /s/ RICHARD M. KELLEHER
                                                               -----------------------------------------
                                                               Richard M. Kelleher
                                                               President
                                                               Director

Date: March 31, 1998                                      By:  /s/ WILLIAM L. PEROCCHI
                                                               -----------------------------------------
                                                               William L. Perocchi
                                                               Executive Vice President and
                                                               Chief Financial Officer
                                                               (Principal Accounting Officer)
                                                               Director

Date: March 31, 1998                                      By:  /s/ DALE FREY
                                                               -----------------------------------------
                                                               Dale Frey
                                                               Director

Date: March 31, 1998                                      By:  /s/ NORMAN B. LEVENTHAL
                                                               -----------------------------------------
                                                               Norman B. Leventhal
                                                               Director

Date: March 31, 1998                                      By:  /s/ ROBERT M. MELZER
                                                               -----------------------------------------
                                                               Robert M. Melzer
                                                               Director

Date: March 31, 1998                                      By:  /s/ JOSEPH E. MAROUN
                                                               -----------------------------------------
                                                               Joseph E. Maroun
                                                               Director

                               INDEX OF EXHIBITS

                                                                              SEQUENTIALLY
 EXHIBIT                                                                        NUMBERED
  NUMBER                                DESCRIPTION                              PAGES
----------                              -----------                           ------------
    2.1    --   Amended and Restated Agreement of Limited Partnership of Red
                Lion Inns Limited Partnership. Previously filed and
                incorporated by reference to Exhibit 2.1 to the Company's
                Registration Statement on Form S-1, Registration No.
                33-11954....................................................
    2.2    --   Amended and Restated Agreement of Limited Partnership of Red
                Lion Inns Operating L.P. Previously filed and incorporated by reference to Exhibit 2.2 to the Company's Registration
                Statement on Form S-1, Registration No. 33-11954............
    3.1    --   Amended and Restated Certificate of Limited Partnership of
                Red Lion Inns Limited Partnership. Previously filed and
                incorporated by reference to Exhibit 3.1 to the Company's
                Registration Statement on Form S-1, Registration No.
                33-11954....................................................
    3.2    --   Certificate of Limited Partnership of Red Lion Inns
                Operating L.P. Previously filed and incorporated by
                reference to Exhibit 3.2 to the Company's Registration
                Statement on Form S-1, Registration No. 33-11954............
    4.     --   Form of Unit Certificate. Previously filed and incorporated by reference to Exhibit 5 to the Company's Registration
                Statement on Form 10........................................
   10.1(a) --   Management Agreement between Red Lion Inns Operating L.P.
                and RL Acquisition Company. Previously filed and
                incorporated by reference to Exhibit 10.1 to the Company's
                Registration Statement on Form S-1, Registration No.
                33-11954....................................................
   10.1(b) --   Assignment and Assumption Agreement, dated August 1, 1995, between Red Lion, a California Limited Partnership and Red
                Lion Hotels, Inc. relating to the assignment of the
                Management Agreement. Previously filed and incorporated by reference to the Exhibits to the Partnership's Report on
                Form 10-K for the year ended December 31, 1995..............
   10.2(a) --   Purchase and Sale Agreement between RL Acquisition Company and Red Lion Inns Operating L.P. Previously filed and
                incorporated by reference to Exhibit 10.2(a) to the
                Company's Registration Statement on Form S-1, Registration
                No. 33-11954................................................
   10.2(b) --   Supplemental Purchase and Sale Agreement between RL
                Acquisition Company and Red Lion Inns Operating L.P.
                Previously filed and incorporated by reference to Exhibit
                10.2(b) to the Company's Registration Statement on Form S-1,
                Registration No. 33-11954...................................
   10.3    --   Lease dated as of June 23, 1980, by and between Lloyd
                Corporation, Ltd., as Lessor, and Red Lion Inn/Lloyd Center,
                Inc., as Lessee. Previously filed and incorporated by
                reference to Exhibit 10.3 to the Company's Registration
                Statement on Form S-1, Registration No. 33-11954............
   10.4    --   Lease dated as of October 23, 1968, by and between First
                National Bank of Omaha, as Lessor, and Downtown Development
                Co., Ltd., as Lessee. Previously filed and incorporated by reference to Exhibit 10.4 to the Company's Registration
                Statement on Form S-1, Registration No. 33-11954............
   10.5    --   Assignment of Lease dated April 8, 1985, from Omaha Red
                Lion, Inc., to RL Acquisition Company. Previously filed and incorporated by reference to Exhibit 10.5 to the Company's
                Registration Statement on Form S-1, Registration No.
                33-11954....................................................
   10.6    --   Lease dated June 1, 1973, between Charles F. Larson, as
                Lessor and James A. McClory, as Lessee. Previously filed and incorporated by reference to Exhibit 10.6 to the Company's
                Registration Statement on Form S-1, Registration No.
                33-11954....................................................
   10.7    --   Purchase and Sale Agreement and Escrow Instructions dated as of April 3, 1987, by and between Lloyd Properties and Red
                Lion Inn/Lloyd Center, Inc. Previously filed and
                incorporated by reference to Exhibit 10.9 to the Company's
                Registration Statement on Form S-1, Registration No.
                33-11954....................................................

                                                                              SEQUENTIALLY
 EXHIBIT                                                                        NUMBERED
  NUMBER                                DESCRIPTION                              PAGES
----------                              -----------                           ------------
   10.8    --   Second Amended and Restated Credit Agreement, dated April 2,
                1996, between Various Lenders (as defined), Canadian
                Imperial Bank of Commerce (as agent) and Red Lion Inns
                Operating, L.P. Previously filed and incorporated by
                reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.....
   10.9    --   Agreement and Plan of Merger dated as of December 30, 1997 by and among Red Lion Inns Limited Partnership, Red Lion
                Properties, Inc., Red Lion Inns Operating L.P., Boykin Hotel
                Properties, L.P., Boykin Lodging Company, Boykin Acquisition
                Corporation I, Inc., Boykin Acquisition corporation II,
                Inc., and Boykin Acquisition Partnership, L.P. Previously
                filed and incorporated herein by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K filed with the
                Securities and Exchange Commission on January 7, 1998.......
   10.10   --   Partnership Interest Assignment Agreement dated as of
                December 30, 1997 by and among Red Lion Properties, Inc.,
                Boykin Hotel Properties, L.P., Boykin Lodging Company and
                West Doughboy LLC. Previously filed and incorporated herein by reference to Exhibit 99.1 to the Partnership's Current
                Report on Form 8-K filed with the Securities and Exchange
                Commission on January 7, 1998...............................
   10.11   --   Percentage Lease Agreement dated as of December 30, 1997 by and among Red Lion Inns Operating L.P. and Westboy LLC.
                Previously filed and incorporated herein by reference to
                Exhibit 99.2 to the Partnership's Current Report on Form 8-K
                filed with the Securities and Exchange Commission on January
                7, 1998.....................................................
   10.12   --   Termination of Management Agreement dated as of December 30,
                1997 by and among Red Lion Inns Operating L.P. and Red Lion
                Hotels, Inc. Previously filed and incorporated herein by
                reference to Exhibit 99.3 to the Partnership's Current
                Report on Form 8-K filed with the Securities and Exchange
                Commission on January 7, 1998...............................
   10.13   --   Management Agreement dated as of December 30, 1997 by and
                among Red Lion Hotels, Inc. and Westboy LLC. Previously
                filed and incorporated herein by reference to Exhibit 99.4 to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 1998...
   10.14   --   Owner Agreement dated as of December 30, 1997 by and among
                Red Lion Inns Operating L.P., Westboy LLC and Red Lion
                Hotels, Inc. Previously filed and incorporated herein by
                reference to Exhibit 99.5 to the Partnership's Current
                Report on Form 8-K filed with the Securities and Exchange
                Commission on January 7, 1998...............................
   27      --   Article 5 Financial Data Schedule for 10-K..................