Form 10-Q
period 1998-03-31
RED LION INNS LIMITED PARTNERSHIP
filed 1998-05-15
CIK 810724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                 1934 For the transition period from         to


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                        RED LION INNS LIMITED PARTNERSHIP
                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                                                           PAGE
PART I - FINANCIAL INFORMATION
         Item 1            Consolidated Financial Statements:
                           Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997            3
                           Consolidated Statements of Operations for the three months ended
                              March 31, 1998 and 1997                                                        4
                           Consolidated Statements of Partners' Capital for the three months
                              ended March 31, 1998                                                           5
                           Consolidated Statements of Cash Flows for the three months ended
                              March 31, 1998 and 1997                                                        6
                           Notes to Consolidated Financial Statements                                        7

         Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                             Operations                                                                     12

PART II - OTHER INFORMATION

         Item 6            Exhibits and Report on Form 8-K                                                  16


SIGNATURES                                                                                                  17

                          PART I. FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit amounts)


                                                                (UNAUDITED)
                                                                 MARCH 31,          DECEMBER 31,
                                                                   1998                1997
                                                                   ----                ----
                                     ASSETS
Cash and cash equivalents                                        $     396           $      73
Prepaid expenses                                                       502                  --
                                                                 ---------           ---------
          Total current assets                                         898                  73
                                                                 ---------           ---------

Property and Equipment:
  Land                                                              17,705              17,705
  Buildings and improvements                                       168,861             168,361
  Furnishings and equipment                                         57,617              57,272
  Construction in progress                                             339                 503
                                                                 ---------           ---------
                                                                   244,522             243,841
   Less--accumulated depreciation                                  (94,025)            (91,532)
                                                                 ---------           ---------
                                                                   150,497             152,309

Base stock                                                           4,650               4,650

Other assets                                                         2,053               1,373
                                                                 ---------           ---------

      Total Assets                                               $ 158,098           $ 158,405
                                                                 =========           =========

                        LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
  Accounts payable and accrued expenses                          $     186           $       3
  Current portion of long-term payable to affiliates                22,611              20,002
  Accrued distributions to partners                                  2,320               2,320
  Interest payable                                                      18                  10
  Property taxes payable                                               565                 630
  Due to Lessee                                                        387                  --
  Current portion of long-term debt                                120,018               3,268
                                                                 ---------           ---------
          Total current liabilities                                146,105              26,233

Long-term payable to affiliates, net of current portion              5,271               5,271

Long-term debt, net of current portion                                 350             117,746

Deferred income taxes                                                2,050               2,050
                                                                 ---------           ---------

      Total Liabilities                                            153,776             151,300
                                                                 ---------           ---------

Commitments and Contingencies (Note 7)

Partners' Capital:
  Limited Partners, 4,940,000 units issued                          17,297              20,025
    Less -- 806,500 treasury units, at cost                        (11,202)            (11,202)
                                                                 ---------           ---------
  Limited Partners, net                                              6,095               8,823
  General Partner                                                   (1,773)             (1,718)
                                                                 ---------           ---------
       Total Partners' Capital                                       4,322               7,105
                                                                 ---------           ---------

      Total Liabilities and Partners' Capital                    $ 158,098           $ 158,405
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


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                    --------------------------------
                                                      1998                   1997
                                                      ----                   ----
Revenues:
    Gross Operating Profit of Hotels               $        --           $     8,064
    Percentage Lease revenue                             6,082                    --
                                                   -----------           -----------
                                                         6,082                 8,064
                                                   -----------           -----------
Expenses:
    Property taxes                                         663                   711
    Base management fee                                     --                   750
    Incentive management fee                                --                 1,097
    Depreciation                                         2,493                 2,571
    Other                                                  289                   453
                                                   -----------           -----------
                                                         3,445                 5,582
                                                   -----------           -----------
         Operating income                                2,637                 2,482

Interest Expense                                        (3,100)               (3,039)
                                                   -----------           -----------

         Loss before income taxes                         (463)                 (557)

Income Tax Expense                                          --                    --
                                                   -----------           -----------

         Net loss                                  $      (463)          $      (557)
                                                   ===========           ===========

Allocation of Net Loss:
    General Partner                                $        (9)          $       (11)
                                                   ===========           ===========

    Limited Partners                               $      (454)          $      (546)
                                                   ===========           ===========

Net loss per Limited Partner Unit -
    basic and diluted                              $     (0.11)          $     (0.13)
                                                   ===========           ===========

Average Limited Partner Units Outstanding            4,133,500             4,133,500
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




                                                         LIMITED PARTNERS
                                       ------------------------------------------------------
                                           ISSUED UNITS                    TREASURY UNITS
                                       ---------------------           ---------------------          GENERAL
                                       UNITS           AMOUNT           UNITS          AMOUNT         PARTNER          TOTAL
                                       -----           ------           -----          ------         -------          -----
Balances at December 31, 1997        4,940,000       $  20,025        (806,500)      $ (11,202)      $  (1,718)      $   7,105


Distributions to Unitholders                --          (2,274)             --              --             (46)         (2,320)


Net loss                                    --            (454)             --              --              (9)           (463)
                                     ---------       ---------        --------       ---------       ---------       ---------

Balances at March 31, 1998           4,940,000       $  17,297        (806,500)      $ (11,202)      $  (1,773)      $   4,322
                                     =========       =========        ========       =========       =========       =========

                 See notes to consolidated financial statements.

      RED LION INNS LIMITED PARTNERSHIP AND SUBSIDIARY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         ----------------------
                                                                         1998              1997
                                                                         ----              ----
Cash Flows from Operating Activities:
  Net loss                                                             $  (463)          $  (557)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation                                                        2,493             2,571
     Amortization of deferred loan costs                                   109               109
  Changes in assets and liabilities:
     Decrease in prepaid expenses                                          272                --
     Increase in other assets                                             (606)               --
     Increase (decrease) in payables and accrued expenses                  (57)              225
     Decrease in due to Lessee                                             (88)               --
                                                                       -------           -------

       Net cash provided by operating activities                         1,660             2,378
                                                                       -------           -------

Cash Flows from Investing Activities:
   Purchases of property and equipment, net                               (681)             (491)
                                                                       -------           -------

 Cash Flows from Financing Activities:
   Cash distributions to Unitholders                                    (2,320)           (2,329)
   Advances from affiliates, net                                         2,310             1,734
   Payments on long-term debt                                             (625)             (500)
   Net repayments under revolving credit facility                           --            (1,000)
   Payments on other long-term obligations                                 (21)               (8)
                                                                       -------           -------

         Net cash used in financing activities                            (656)           (2,103)
                                                                       -------           -------

 Net increase (decrease) in cash and cash equivalents                      323              (216)
   Cash and cash equivalents at Beginning of Period                         73               763
                                                                       -------           -------
   Cash and cash equivalents at End of Period                          $   396           $   547
                                                                       =======           =======

 Supplemental Disclosure of Cash Flow Information:
       Cash paid for interest                                          $ 2,983           $ 2,928
                                                                       =======           =======

 Supplemental Disclosure of noncash items:
  Effective January 1, 1998, the MLP transferred a net working capital deficit of $475,000 to Lessee in connection with the Percentage Lease. Amounts transferred consisted of prepaid expenses, Hotel accounts receivable, inventories, Hotel accounts payable and accrued liabilities.

                 See notes to consolidated financial statements.

                        RED LION INNS LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Red Lion Inns Limited Partnership, a Delaware limited partnership (the "Partnership"), and its subsidiary limited partnership, Red Lion Inns Operating L.P., a Delaware limited partnership (the "Operating Partnership"), collectively, the "MLP". The MLP was organized on April 14, 1987 for the purpose of acquiring and owning, through the Operating Partnership, ten Red Lion hotels (the "Hotels" or individually, a "Hotel"), which are managed under a long-term management agreement (the "Old Management Agreement") with Red Lion Hotels, Inc. ("Red Lion"), a wholly-owned subsidiary of Doubletree Corporation. On December 19, 1997, Doubletree Corporation became a wholly-owned subsidiary of Promus Hotel Corporation ("Promus"). The general partner of the MLP is Red Lion Properties, Inc. (the "General Partner"), an indirect, wholly-owned subsidiary of Promus. All significant intercompany transactions and accounts have been eliminated.

Effective January 1, 1998, the Hotels were leased to Westboy LLC ("Westboy" or "Lessee"), an affiliate of Boykin Lodging Company ("Boykin"), pursuant to a Percentage Lease agreement (the "Percentage Lease"). As a result of the Percentage Lease, the lease income earned under the Percentage Lease and certain costs related to the ownership of the Hotels (property taxes, property insurance and depreciation) are reported in the MLP's consolidated financial statements. The operating results of the Hotels subsequent to December 31, 1997 are not included in the MLP's consolidated financial statements, as they are the responsibility of Westboy as lessee. See Note 3 for additional details.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, primarily eliminations of all significant intercompany transactions and accounts) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the MLP's annual report on Form 10-K for the year ended December 31, 1997, as filed with Securities and Exchange Commission. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full year.

Gross Operating Profit of Hotels

The gross operating profit of the Hotels reported in the accompanying 1997 statement of operations represents the revenues net of the operating expenses of the Hotels. Operating revenues and expenses and the current assets and current liabilities of the Hotels are excluded from the 1997 financial statements of the MLP because Red Lion, as manager, not the MLP, had operating responsibility for the Hotels.

Income Taxes

Effective January 1, 1998, the Partnership filed its election with the Internal Revenue Service ("IRS") to be taxed as a partnership and pay a federal excise tax. In addition, effective January 1, 1998, the Partnership entered into the Percentage Lease in order to satisfy the "passive income" requirements of the Code. The Partnership does not expect to be subject to the excise tax for 1998 and, after that, so long as the Hotels are leased. Accordingly, no current provision for federal or state income taxes has been provided by the MLP in the accompanying consolidated financial statements.

2. THE MERGER AGREEMENT

On December 30, 1997, the MLP agreed to a merger with an indirectly wholly-owned limited partnership of Boykin for an aggregate consideration of approximately $35.3 million in cash, 3,110,048 common shares of Boykin and assumption of liabilities (the "Merger"). The Merger consideration will be allocated to the MLP's limited partners ("Unitholders") and the General Partner pursuant to the allocation schedule that is derived from the formula contained in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") for a liquidation of the Partnership. In conjunction with the assumption of liabilities, the Operating Partnership, as an affiliate of Boykin will pay off the MLP's long-term debt, long-term payable to affiliates and the MLP's costs related to the Merger (approximately $1.6 million at March 31 1998). The MLP's costs related to the Merger are included in other assets in the accompanying consolidated balance sheets.

In addition, the Partnership will declare a special distribution immediately before the Merger closes payable to the Unitholders of record at the Effective Time, as defined in the Agreement of Merger (the "Merger Agreement"). The special distribution plus the pre-Merger portion of the dividend on the Boykin common shares to be received by the Unitholders (but only if they continue to hold the Boykin common shares through the record date for the Boykin dividend) for the fiscal quarter in which the Merger occurs will approximate a quarterly distribution at the Partnership's existing distribution rate prorated to the Effective Time. The General Partner will also receive a special distribution in accordance with the Merger Agreement.

The Merger is conditioned upon, among other things, the approval of the Unitholders and Boykin's stockholders and is expected to close on or about May 21, 1998.


3. PERCENTAGE LEASE

Effective January 1, 1998, the Operating Partnership leased all of the Hotels to Westboy under the Percentage Lease. The Percentage Lease has an initial term of five years with twelve five-year renewal options at Westboy's option. If the Merger has not been consummated by December 31, 1998, the Operating Partnership has the right to direct Westboy to assign the Percentage Lease to a person designated by the Operating Partnership, effective on the close of business on December 31, 1998. If the Operating Partnership does not deliver notice to Westboy that the Operating Partnership desires Westboy to assign the Percentage Lease on or before November 1, 1998, or if the Operating Partnership has delivered the notice but the assignment does not close on December 31, 1998, Westboy has the right to terminate the Percentage Lease effective on the close of business on December 31, 1998.

Rental payments due to the MLP under the Percentage Lease consist of a fixed monthly base rent of $1.7 million, and a variable percentage rent based on a percentage of room revenues and certain other revenues, payable quarterly. The percentage rent for a fiscal year will be equal to the amount, if any, by which the sum of (a) 31.5% of Room Revenues (as defined in the Percentage Lease) between $13,166,000 and $45,044,000, (b) 67% of Room Revenues between $45,044,001 and $62,367,000, (c) 55% of Room Revenues in excess of $62,367,000,
(d) 30% of Other Revenues (as defined in the Percentage Lease) and (e) 10% of Food and Beverage Revenues (as defined in the Percentage Lease) up to $3,900,000, exceeds base rent for that fiscal year. Quarterly payments of percentage rents are based on the prorated annual thresholds. For the quarter ended March 31, 1998, base rental totaled $5,100,000 and percentage rental totaled $982,000, as reflected in the accompanying 1998 Statement of Operations. At March 31, 1998, amounts due to Lessee include reimbursement to the Hotels for capital expenditures offset by Percentage Lease rent receivable.

Concurrent with the execution of the Percentage Lease, the Old Management Agreement was terminated and Westboy and Red Lion entered into a new management agreement under which Red Lion continues to manage the Hotels on substantially similar economic terms to those set forth in the Old Management Agreement (the "New Management Agreement"). Accordingly, management fees charged to the Hotels subsequent to December 31, 1997 are the responsibility of Westboy, not the MLP.

4. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                   MARCH 31,           DECEMBER 31,
                                                                                     1998                 1997
                                                                                     ----                 ----
  Term loan, payable in varying installments through March 31, 1999                $115,500             $116,125
  Revolving credit facility, due March 31, 1999                                       4,500                4,500
  Other long-term obligations                                                           368                  388
                                                                                   --------             --------

  Total long-term debt                                                              120,368              121,014
  Less current portion                                                             (120,018)              (3,268)
                                                                                   --------             --------

                                                                                   $    350             $117,746
                                                                                   =========            =========




During 1996, the MLP entered into a three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The facility is secured by all of the assets of the Hotels . Borrowings under the term loan and the revolving credit facility bear interest at the MLP's election, at the London Interbank Offering Rate ("LIBOR") plus 2.25% (8.1875% at March 31, 1998) or the prime rate. The remaining principal payments due on the three-year term loan total $2.6 million for 1998, with a lump-sum payment of $112.9 million due on March 31, 1999.

Other long-term obligations are liabilities for special tax assessments that the MLP has elected to pay over a 20-year period. These long-term obligations bear interest ranging from 6.76% to 8.25% with varying maturity dates through June 2016.

Interest Rate Swap Agreements

At March 31, 1998, the MLP had four interest rate swap agreements outstanding which have substantially converted $100 million of debt from floating LIBOR based rates to fixed rates ranging from 6.17% to 6.23% (prior to the applicable margin). Accordingly, the net interest received or paid on the interest rate swap is recorded as an adjustment to interest expense. The agreements expire from December 1998 to March 1999. Interest expense incurred by the MLP relating to interest rate swap agreements for the three months ended March 31, 1998 and 1997, was approximately $80,000 and $150,000, respectively, and is included in interest expense. The MLP enters into interest rate swap agreements in order to reduce its exposure to interest rate fluctuations. The agreements have effectively converted floating rate debt, which is tied to LIBOR, to fixed rates.

The swap agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. The General Partner minimizes this risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

5. CASH DISTRIBUTIONS TO PARTNERS

The following table presents cash available for distribution to Unitholders ("Distributable Cash") for the three-month periods ended March 31, 1998 and 1997.

                                       (In thousands except per unit amounts)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      -----------------------
                                                       1998              1997
                                                       ----              ----
Income before income taxes                           $  (463)          $  (557)
   Add (deduct):
     Depreciation                                      2,493             2,571
     Amortization of deferred loan costs                 109               109
     Cash reserved for capital expenditures             (751)             (750)
     Repayments on term loan                            (625)             (500)
     Excise tax                                           --                --
                                                     -------           -------
     Distributable Cash                              $   763           $   873
                                                     =======           =======
     Distributable Cash per unit                     $  0.18           $  0.21
                                                     =======           =======



In April 1998, the General Partner declared a quarterly cash distribution of $0.55 per limited partner unit ($2.20 annualized) for the current quarter, payable on April 15, 1998 to Unitholders of record on March 31, 1998. This distribution has been accrued in the accompanying consolidated financial statements.


6. RELATED PARTY TRANSACTIONS

Amounts payable to affiliates consists of the following (in thousands):


                                                               MARCH 31,       DECEMBER 31,
                                                                 1998              1997
                                                                 ----              ----
          Advances from General Partner                       $ 22,611           $ 23,580
          General Partner Credit Facility                        3,726              3,726
          Deferred Incentive Management Fees                     1,545              1,545
                                                              --------           --------
                Total due to affiliates                         27,882             28,851
          Plus:  Hotel working capital                              --             (3,578)
                                                              --------           --------
          Payable to affiliates net of Hotel working            27,882             25,273
          capital
          Less:  Current portion                               (22,611)           (20,002)
                                                              --------           --------
                Long-term portion                             $  5,271           $  5,271
                                                              ========           ========


Advances from General Partner consist primarily of funds advanced for Merger-related expenses during late 1997 and 1998, and capital improvements in excess of the reserve for capital improvements (equal to 3% of revenues required by the provisions of the New Management Agreement). Advances from General Partner also include reimbursements for amounts paid on the MLP's behalf totaling $1.8 million and $3.1 million at March 31, 1998 and December 31, 1997, respectively. Amounts advanced bear interest at the prime rate plus 0.5% (9.0% at March 31, 1998).

During the first 36 months of operation, which ended April 30, 1990, the General Partner advanced, on a non-interest basis, amounts under the General Partner Credit Facility to fund distributions of the Priority Return, as defined in the Partnership Agreement. The General Partner Credit Facility is to be repaid out of either (i) sale or refinancing proceeds prior to any distribution to limited partners or (ii) excess cash flow after payment of the Priority Return, and incentive management fees earned under the Old Management Agreement.

In accordance with the Old Management Agreement, the MLP paid base and incentive management fees to Red Lion. Through December 31, 1997, the MLP had deferred payment of $1,545,000 of incentive fees due to insufficient Cash Flow for Incentive Fees, as defined in the Old Management Agreement. The incentive management fee that is earned but not paid on an annual basis due to insufficient Cash Flow for Incentive Fees, is deferred without interest up to a maximum of $6 million. The deferred amount is to be paid out of either (i) 25% of cash flow in excess of the Priority Return and the current incentive management fee or (ii) sale or refinancing proceeds prior to any distribution to the limited partners.

Prior to the Percentage Lease, amounts payable to affiliates was presented net of the working capital of the Hotels. The working capital of the Hotels consists of the current assets and current liabilities of the Hotels, including cash held in hotel accounts, accounts receivable, inventories, prepaid expenses, hotel accounts payable and certain taxes other than property, income and payroll taxes. Since Red Lion had operating responsibilities associated with the Hotels, these current asset and current liability items were excluded from the consolidated financial statements and assumed to be liquidated into cash and used to pay down the payable to affiliates. The working capital of the Hotels is now reported by Westboy, as Lessee.

The General Partner is responsible for the management and administration of the MLP. In accordance with the Partnership Agreement, the MLP reimburses the General Partner for related administrative costs, which is included in administrative and general expenses in the accompanying consolidated financial statements.


7. COMMITMENTS AND CONTINGENCIES

The Percentage Lease requires the MLP to set aside 3% of the Hotels' revenues annually to fund capital improvements of the Hotels. During the quarter ended March 31, 1998, the MLP had set aside $751,000 and had funded capital improvements totaling $681,000. Accordingly, at March 31, 1998, $70,000 of the MLP's cash is restricted.

The MLP is subject to litigation arising in the ordinary course of business. In the opinion of the General Partner, these actions will not have a material adverse effect, if any, on the financial position or results of operations or liquidity of the MLP.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Effective January 1, 1998, the Operating Partnership leased all of the Hotels to Westboy pursuant to the Percentage Lease. The Percentage Lease has an initial term of five years with twelve five-year renewal options at Westboy's option. Rental payments under the Percentage Lease consist of a fixed monthly base rent of $1.7 million, and a variable percentage rent based on a percentage of room revenues and certain other revenues, payable quarterly.

The following tables present the consolidated results of operations and related Distributable Cash of the MLP as if the Percentage Lease had been entered into effective January 1, 1997. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations and Distributable Cash that would actually have resulted had the Percentage Lease been in place on the dates indicated.


Consolidated Statements of Operations
(in thousands, except per unit and unit amounts)

                                                  ACTUAL             PRO FORMA
                                                 MARCH 31,            MARCH 31,
                                                   1998               1997 (1)
                                                   ----               --------
                                                          (unaudited)
Revenues:
   Base rent                                    $    5,100           $    5,100
   Percentage rent                                     982                1,073
                                                ----------           ----------
                                                     6,082                6,173
Expenses:
   Property taxes                                      663                  711
   Depreciation                                      2,493                2,571
   Other                                               289                  390
                                                ----------           ----------

     Operating income                                2,637                2,501

   Interest expense                                 (3,100)              (3,031)
                                                ----------           ----------

     Loss before income tax                           (463)                (530)

   Income tax expense                                   --                   --

     Net loss                                         (463)                (530)
                                                ----------           ----------

   Net income per limited partner unit -
       basic and diluted                             (0.11)               (0.13)
                                                ==========           ==========

   Average units outstanding                     4,133,500            4,133,500
                                                ==========           ==========



(1) The pro forma consolidated statement of operations reflects the consolidated results of operations of the MLP for the three months ended March 31, 1997 as if the Percentage Lease had been entered into effective January 1, 1997. Pro forma adjustments have been made to (a) eliminate Gross Operating Profit of the Hotels, (b) record lease income under the Percentage Lease and (c) eliminate expenses of the Hotels which are the responsibility of Westboy, including liability insurance and management fees.

Distributable Cash
(in thousands, except per unit amounts)

                                                      ACTUAL            PRO FORMA
                                                     MARCH 31,          MARCH 31,
                                                       1998             1997 (1)
                                                       ----             --------
                                                             (unaudited)
Loss before income taxes
                                                        (463)             (530)

Add (deduct):
   Depreciation
                                                       2,493             2,571
   Amortization of deferred loan costs                   109               109
   Cash reserved for capital expenditures               (751)             (750)

   Repayments on term loan                              (625)             (500)

   Excise tax                                             --                --
                                                     -------           -------
Distributable Cash                                   $   763           $   900
                                                     =======           =======

Distributable Cash per Limited Partner Unit          $ (0.18)          $ (0.21)
                                                     =======           =======


(1) Pro forma Distributable Cash for the three months ended March 31, 1997 is presented as if the Percentage Lease had been entered into effective January 1, 1997.

A summary of departmental revenues, occupancy and room rates for the Hotels follows (in thousands except Hotel statistics):

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                      ----------------------
                                      1998              1997
                                      ----              ----
Room revenues                       $14,491           $14,514
Food and beverage revenues            9,121             9,052
Other revenues                        1,421             1,419
                                    -------           -------
   Total revenues                   $25,033           $24,985
                                    =======           =======

Occupancy percentage                   62.5%             63.8%

Average room rate                   $ 84.15           $ 82.54

REVPAR                              $ 52.58           $ 52.67


Three Months Ended March 31, 1998 Compared with the pro forma Three Months Ended March 31, 1997

Revenues, which consist solely of base and percentage rent earned under the Percentage Lease, for the quarter ended March 31, 1998 were $6.1 million compared to $6.2 million on a pro forma basis for the same period last year. The MLP's lease income is based on the revenues of the Hotels. Hotel revenues for the first quarter 1998 were $25.0 million compared to $25.0 million for the same period last year. REVPAR (revenue per available room) for the quarter ended March 31, 1998 was $52.58, compared to $52.67 for the same period last year. The flat REVPAR resulted from a 2% increase in average daily rate offset by a 1.3 percentage point decrease in occupancy. The slight decrease in lease income results from a decrease in room revenues offset by an increase in food and beverage revenues.

Operating income increased 5.4% to $2.6 million for the three months ended March 31, 1998 compared to the pro forma three months ended March 31, 1997. As a percentage of revenues, operating income increased to 43% for the three months ended March 31, 1998 as compared to 41% for the pro forma three months ended March 31, 1997. This slight increase is due primarily to lower depreciation and other expenses in the quarter ending March 31, 1998 as compared to the same quarter of 1997, on a pro forma basis.

Interest expense increased slightly to $3.1 million for the three months ended March 31, 1998 compared to $3.0 million for the pro forma 1997 period.

Effective January 1, 1998, the Partnership filed its election with the Internal Revenue Service ("IRS") to be taxed as a partnership and pay a federal excise tax. In addition, effective January 1, 1998, the Partnership entered into the Percentage Lease in order to satisfy the "passive income" requirements of the Code. The Partnership does not expect to be subject to the excise tax for 1998 and, after that, so long as the Hotels are leased. Accordingly, no current provision for federal or state income taxes has been provided in the accompanying consolidated statements of operations.

During the three months ended March 31, 1998, net loss was $0.5 million ($0.11 per limited partner unit) compared to net loss of $0.5 million ($0.13 per limited partner unit) for the pro forma three months ended March 31, 1997.

Distributable Cash was $0.8 million or $0.18 per limited partner unit this quarter compared to $0.9 million or $0.21 per limited partner unit on a pro forma basis for the same period in 1997. The decline in Distributable Cash is due primarily to the higher principal payments and interest expense under the term loan and lower depreciation expense recorded in the first quarter of 1998 as compared to the proforma first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The MLP's principal source of cash is the lease income earned under the Percentage Lease. During the three months ended March 31, 1998, the MLP generated sufficient cash from operations to cover operating needs. The MLP generated $1.7 million of cash from operating activities for the three months ended March 31, 1998, compared to $2.4 million generated in the same period in 1997. If the Merger is not consummated, it is expected that for 1998, cash provided by operations and borrowings, if any, from available credit facilities or from the General Partner will be sufficient to meet anticipated cash requirements.

During 1996, the MLP entered into a three-year $125 million credit facility. The credit facility includes a $120 million term loan and a $5 million revolving credit line. The proceeds of the term loan were used to repay all amounts owed under the prior mortgage note and revolving credit facility, a portion of the payable to affiliates related to deferred incentive management fees and loan fees. Borrowings under the credit facility bear interest at LIBOR plus 2.25% and are secured by all of the assets of the Hotels. Remaining principal payments on the three-year term loan amount to $2.6 million for 1998, with a lump-sum payment of $112.9 million due on March 31, 1999. Borrowings under the revolving credit line total $4.5 million at March 31, 1998 and are due and payable in March 1999.

The Percentage Lease requires the MLP to set aside 3% of the Hotels' revenues annually to fund capital improvements of the Hotels. During the quarter ended March 31, 1998, the MLP had set aside $751,000 and had funded capital improvements totaling $681,000. Accordingly, at March 31, 1998, $70,000 of the MLP's cash is restricted and may be used only to fund capital expenditures. The General Partner does not expect capital expenditures to exceed the 3% reserve during 1998.

The MLP borrowed $2.3 million, net of repayments, from the General Partner during the three months ended March 31, 1998.

In April 1998, the General Partner declared a quarterly cash distribution of $0.55 per limited partner unit ($2.20 annualized) for the current quarter, payable on April 15, 1998 to Unitholders of record on March 31, 1998.

As discussed above, the Partnership has elected to pay a 3.5% tax on its annual gross income from the active conduct of a trade or business, effective January 1, 1998. If the Merger is not completed for any reason, the Partnership may require Westboy to assign the Percentage Lease to a Partnership designee. If no such assignment is made, Westboy may terminate the Percentage Lease effective December 31, 1998. If the Percentage Lease is terminated, the Partnership will be required to pay a 3.5% excise tax beginning January 1, 1999 on its annual gross income. This excise tax may impair the Partnership's ability to maintain its current level of distributions. The Partnership may also be required to pay a 3.5% excise tax on the gain from any future sale of all or a part of the Hotels sold after termination of the Percentage Lease.

The statements contained in this report that are not statements of historical fact may include forward- looking statements that involve a number of risks and uncertainties. Moreover, from time to time the MLP may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: national or local economic conditions affecting the supply and demand for hotel space, competition in hotel operations, including additional or improved services or facilities of competitors, price pressures, continuing availability of capital to fund growth and improvements and the impact of tax legislation, the inability to complete a sales transaction by year end as well as other factors detailed by management's discussion and analysis. The forward-looking statements should be considered in light of these factors.

                                     PART II

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBIT: The following document is filed herewith and made a part of this report:

               Exhibit  27        Financial Data Schedule

(b) REPORT ON FORM 8-K: On January 7, 1998, the Partnership filed a Form 8-K announcing the execution of the Merger Agreement and other ancillary documents related thereto.

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


                                       RED LION INNS LIMITED PARTNERSHIP

                                       By: RED LION PROPERTIES, INC.,
                                           a Delaware corporation,
                                           General Partner





Date: May 15, 1998                     By: /s/     William L. Perocchi
                                           ---------------------------
                                           William L. Perocchi
                                           Executive Vice President and
                                             Chief Financial Officer
                                           (Principal Financial Officer and
                                                       Duly Authorized Officer)

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER
------
    27             Financial Data Schedule